Form 10-K
period 2026-06-30
Nova Minerals Corp
filed 2026-09-30
CIK 1852551

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2026

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

Commission File Number: 001-42132

NOVA MINERALS CORP

Exact name of registrant as specified in its charter

Nevada	42-1800080
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6312 South Fiddlers Green, Suite 300E

Greenwood Village, CO 80111

(Address of principal executive offices)

Registrant’s telephone number, including area code: (720) 550-4223

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	NVA	NYSE American LLC
Warrants to purchase Common Stock	NVAWS	NYSE American LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☒ No

Indicate by check mark if the registrant is required to file reports pursuant to Section 13 or 15(d) of the Act. ☒ Yes ☐ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months. ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒ Smaller reporting company ☒ Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

The aggregate market value of the registrant’s common stock held by non-affiliates as of December 31, 2025 was approximately $222,725,375. The aggregate market value is based on a closing price of $6.11 of the American Depositary Shares of Nova Minerals Limited because, following the Redomiciliation (as defined below), one American Depositary Share was exchanged for one share of common stock. The calculation of the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant excludes shares of common stock held by each officer, director and stockholder that the registrant concluded were affiliates on that date. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the registrant’s common stock outstanding as of September 30, 2026 was 38,194,368.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its 2026 annual meeting of stockholders, to be filed within 120 days after the end of the fiscal year ended June 30, 2026, are incorporated by reference into Part III of this Annual Report on Form 10-K.

NOVA MINERALS CORP

Annual Report on Form 10-K

Cautionary Statement Regarding Forward-Looking Statements

This Annual Report on Form 10-K for the fiscal year ended June 30, 2026 (“Annual Report”) contains forward-looking statements within the meaning of applicable U.S. federal securities laws. Forward-looking statements include, among other things, statements regarding our plans, objectives, expectations, strategies and intentions; exploration, drilling and development activities and results; the potential development, construction and operation of the Estelle Project (as defined herein); potential mineral resources and reserves; anticipated costs, expenditures and financing requirements; our ability to obtain additional financing; future production and revenues; commodity prices; permitting and regulatory matters; infrastructure and supply availability; potential acquisitions, joint ventures and strategic initiatives; and our expectations regarding our financial condition, results of operations and future business prospects.

Forward-looking statements may be identified by words such as “anticipate,” “believe,” “could,” “expect,” “intend,” “may,” “plan,” “potential,” “seek,” “should,” “will,” “would,” and similar expressions, although not all forward-looking statements contain these words. These statements are based on our current expectations, assumptions, estimates and projections and are not guarantees of future performance.

Forward-looking statements are subject to significant risks and uncertainties, many of which are beyond our control. These risks and uncertainties include, among others:

●	our ability to successfully explore and evaluate the Estelle Project and establish mineral resources or mineral reserves in commercially exploitable quantities;
●	the accuracy of our mineral resource estimates and the possibility that actual mineralization, grades, recoveries or production may differ materially from current estimates;
●	our ability to complete additional drilling, technical studies, economic assessments and pre-feasibility and feasibility studies and the results of those activities;
●	our ability to successfully develop, construct, commission and operate a commercially viable mine and processing facility for gold and/or antimony at the Estelle Project, if warranted;
●	our ability to obtain and maintain all necessary permits, licenses, approvals, claims and other governmental authorizations and to comply with applicable laws and regulations;
●	changes in environmental, mining, land-use, permitting, reclamation, health and safety and other regulatory requirements, including changes in the interpretation or enforcement of those requirements;
●	fluctuations in the market prices of gold, antimony and other critical minerals and the resulting effects on the economic viability of our projects, financing prospects and potential future revenues and cash flows;
●	our ability to obtain sufficient financing on acceptable terms or at all to fund exploration, development, construction and operations, and the potential dilution resulting from future equity financings;
●	our ability to obtain further grants or other governmental support for our potential antimony development strategy;
●	increases in capital and operating costs, inflation, interest rates, tariffs, supply chain constraints and the availability and cost of labor, equipment, energy, water, materials and other supplies;
●	the remote location of the Estelle Project and our ability to obtain and maintain adequate infrastructure, transportation, power, water and other services;
●	geological, metallurgical, engineering, construction, operational, weather, environmental and other hazards associated with mineral exploration and potential mining activities;
●	our reliance on contractors, consultants and key personnel and our ability to attract and retain qualified personnel;

●	opposition from communities, nongovernmental organizations, environmental groups and other stakeholders and the potential impact of such opposition on permitting, development and operations;
●	our ability to maintain valid title to, and our rights and interests in, the Estelle Project and any other mineral properties we may acquire;
●	our ability to successfully pursue acquisitions, investments, joint ventures, partnerships and other strategic opportunities and to integrate or operate any acquired properties or businesses;
●	competition for mineral properties, personnel, equipment, financing and other resources;
●	geopolitical, economic and financial market conditions, including disruptions to capital markets, international trade and supply chains;
●	currency fluctuations and other factors affecting our financial condition and results of operations;
●	cyberattacks, information technology failures and other security or operational disruptions;
●	litigation, insurance limitations and other liabilities associated with our activities;
●	our ability to maintain effective internal controls over financial reporting and disclosure controls and procedures and comply with applicable public company reporting requirements;
●	our ability to maintain the listing of our securities on the applicable securities exchange;
●	changes in U.S., Australian, Alaskan and other applicable laws, regulations and governmental policies that may affect our business or the mining industry;
●	changes in environmental, social and governance expectations and related impacts on our reputation, permitting, financing and operations; and
●	the other risks and uncertainties described in the section entitled “Risk Factors” and elsewhere in this Annual Report and our other filings with the SEC.

These statements involve known and unknown risks, uncertainties, assumptions and other factors which may cause our actual results, performance or achievements to be materially different from any results, performance or achievements expressed or implied by such forward-looking statements. See our other reports filed with the U.S. Securities and Exchange Commission (the “SEC”) for more information about these and other risks. You are cautioned against attributing undue certainty to forward-looking statements. Although we have attempted to identify important factors that could cause actual results to differ materially from those described in forward-looking statements, there may be other factors that cause results not to be as anticipated, estimated or intended. Although these forward-looking statements were based on assumptions that we believe are reasonable when made, you are cautioned that forward-looking statements are not guarantees of future performance and that actual results, performance or achievements may differ materially from those made in or suggested by the forward-looking statements contained in this Annual Report. In addition, even if our results, performance, or achievements are consistent with the forward-looking statements contained in this Annual Report, those results, performance or achievements may not be indicative of results, performance or achievements in subsequent periods. Given these risks and uncertainties, you are cautioned not to place undue reliance on these forward-looking statements. Any forward-looking statements made in this Annual Report speak only as of the date of those statements, and we undertake no obligation to update those statements or to publicly announce the results of any revisions to any of those statements to reflect future events or developments. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, see the Risk Factors and the Summary of Risk Factors in Item 1A. Risk Factors of this Annual Report.

Unless the context otherwise indicates, the terms “we,” “us,” “our,” “Nova” and the “Company” refer to Nova Minerals Corp and its consolidated subsidiaries on and after the effective date of the Redomiciliation (as defined below) and to Nova Minerals Limited (formerly known as Quantum Resources Limited) and its consolidated subsidiaries prior to the effective date of the Redomiciliation.

Risk Factors Summary

Our business is subject to numerous risks and uncertainties, discussed in more detail below. These risks include, among others, the following key risks:

Risks Related to our Business

Risks and uncertainties related to our business include, but are not limited to, the following:

●	Our mineral reserves may be significantly lower than expected.

●	Our Estelle Project only has estimated measured, indicated and inferred resources identified for gold, and there are no known reserves on our property. In addition, we have not completed the requisite drilling to establish a MRE for antimony and other critical minerals at Estelle. There is no assurance that we can establish the existence of any mineral reserve on our property in commercially exploitable quantities. Until we can do so, we cannot earn any revenues from this property and if we do not do so we will lose all the funds we expend on exploration. If we do not discover any mineral reserve in a commercially exploitable quantity, the exploration component of our business could fail, which could have a material adverse effect on our financial condition and results of operation.

●	We have no history of producing metals from our Estelle Project and there can be no assurance that we will successfully establish commercial mining operations or profitably produce precious metals, antimony or critical minerals.

●	Any material changes in mineral resource estimates and grades of mineralization will affect the economic viability of placing our Estelle Project into production and the related return on capital.

●	The profitability of our operations, and the cash flows generated by our operations, are affected by changes in the market price for gold, antimony and other critical materials, all of which in the past have fluctuated widely.

●	Our success largely depends on the exploration, development, construction and operation of the Estelle Project, an exploration stage project.

●	We do not currently operate any mines. In addition, the development of our Estelle Project into a commercially producing mine is highly speculative in nature, may be unsuccessful and may never result in the development of a commercially producing mine.

●	Resource exploration and development is a high risk, speculative business.

●	Mineral resource estimates are based on interpretation and assumptions and could be inaccurate or yield less mineral production under actual conditions than is currently estimated. Any material changes in these estimates could affect the economic viability of the Estelle Project, our financial condition and ability to be profitable.

●	We may not be able to obtain all required permits and licenses to place our Estelle Project into future production.

●	While we have received a grant from the U.S. Department of War (“DoW”) to advance the development of a pilot-scale antimony processing facility in Alaska capable of producing military-grade antimony trisulfide, there is no guarantee that we will receive further grants, other governmental support, or funding for our potential commercial sized antimony development strategy. Failure to obtain such additional funding could have a material adverse effect on our ability to develop a commercial scale antimony mining and processing facility.

●	Our growth strategy and future exploration and development efforts may be unsuccessful.

●	Increasing attention to ESG matters and conservation measures may adversely impact our business.

●	Global financial markets can have a profound impact on the global economy in general and on the mining industry in particular.

●	There will be significant hazards associated with our mining activities, some of which may not be fully covered by insurance. To the extent we must pay the costs associated with such risks, our business may be negatively affected.

●	We have identified material weaknesses in our internal control over financial reporting which may impact the material accuracy or timeliness of our financial reporting and thus adversely impact the market price of our securities.

●	Being an exploration-stage mining company we currently do not generate significant revenues to fund our planned exploration and development activities, and depend on financing through equity or debt financings or other sources of capital. We may not be able to raise the additional funds required to continue those planned activities and consequently there is substantial doubt about our ability to continue as a going concern.

●	We are an “emerging growth company,” and any decision on our part to comply with certain reduced disclosure requirements applicable to emerging growth companies could make our common stock and/or warrants less attractive to investors.

Risks Related to our Securities

Risks and uncertainties related to our securities include, but are not limited to, the following:

●	The market price of our securities may fluctuate significantly, and you could lose all or part of your investment.

●	We may issue additional securities that rank senior to our common stock or otherwise dilute the interests of our existing shareholders.

●	Certain provisions of Nevada law and our organizational documents may make it more difficult for a third party to acquire us or may limit our shareholders’ ability to take certain actions.

●	We do not expect to pay dividends on our common stock in the foreseeable future.

PART I

ITEM 1. BUSINESS

Overview

Nova Minerals Corp was incorporated in the State of Nevada on February 17, 2026. The Company was incorporated for the purpose of effecting the re-domiciliation of Nova Minerals Limited, an Australian company incorporated in Australia in January 1987, to the United States pursuant to a Scheme of Arrangement which became effective on June 16, 2026 (the “Redomiciliation”). Following completion of the Scheme of Arrangement, Nova Minerals Limited became a wholly-owned subsidiary of Nova Minerals Corp, and Nova Minerals Corp became the parent company of the Nova Minerals group. The Company also maintained its dual U.S. and Australian stock exchange listings. Shares of its common stock and warrants to purchase shares of its common stock are listed on the NYSE American LLC (“NYSE American”) under the symbols “NVA” and “NVAWS” respectively. The Company’s CHESS Depositary Interests (“CDIs”) are listed on the Australian Securities Exchange (“ASX”) under the symbol “NVA”.

Nova is a gold, antimony, and critical minerals exploration stage company which is focused on the exploration and development of its 85% owned flagship Estelle Gold and Critical Minerals Project (“Estelle Project”, “Estelle,” or “Project”) in Alaska. The Estelle Project comprises 803 State of Alaska mining claims covering approximately 127,102 acres (514km2) and is subject to a 2% net smelter royalty payable to AK Minerals.

The Project is located approximately 150km northwest of Anchorage, Alaska, in Alaska’s prolific Tintina Gold Belt, a province which hosts a 220 million ounce (Moz) documented gold endowment and some of the world’s largest producing gold mines, including Kinross Gold Corporation’s Fort Knox Gold Mine. The belt also hosts significant antimony deposits and was a historical North American antimony producer.

Nova’s vision is to concurrently develop the Estelle Project to become a world class, tier-one, global gold producer, and to secure a U.S. domestic supply chain for the strategic critical mineral antimony, from mining to a refined product.

The Project encompasses multiple mineralized areas along a corridor extending approximately 35 kilometers and includes more than 20 identified advanced-stage gold prospects. Mineral resources have been estimated for four deposits within the Project, with a combined S-K 1300-compliant mineral resource of approximately 5.17 million ounces (“Moz”) of gold, comprising 0.18 Moz Measured, 2.54 Moz Indicated and 2.45 Moz Inferred. Based on the Company’s 85% interest in the Project, its attributable share of these mineral resources is approximately 4.41 Moz of gold, comprising 0.16 Moz Measured, 2.22 Moz Indicated and 2.03 Moz Inferred.

The Company has also identified occurrences of antimony and other critical minerals associated with gold mineralization through surface sampling at multiple prospects within the Project area. Two of these prospects were drill tested during 2026, and assay results from that drilling were still pending as of the date of this Annual Report. No mineral resource estimate has been established or reported for antimony or any other critical minerals at the Estelle Project to date.

District-Scale, Long Life Gold and Antimony Project

514km² with gold and antimony assets within the one U.S. project

NOVA MINERALS

Antimony-Gold prospect
Priority Antimony-Gold area
Gold prospect
Priority Gold area
Whiskey Bravo
Stibium
Korbel
RPM
Styx

Estelle's Antimony Assets

- 6 antimony-gold prospects
- High-grade surface samples up to 60.5% Sb & 20 samples > 20% Sb
- Stibium 800m x 400m antimony rich zone - Resource drilling 2026
- US$43.4M U.S. Dept of War award to onshore antimony production
- Targeting near term production in 2027
- Secure a U.S. domestic, vertically integrated supply chain

Estelle's Gold Assets

- 4 large gold deposits, from surface and remain open
- 5.2 Moz Au S-K 1300 pit constrained resource
- Thick high-grade drill results, from surface
- High-grade surface samples up to 1,290 g/t Au
- Over 20 gold prospects
- Feasibility studies underway

Figure 1: The Estelle Project contains the dual assets gold and antimony within the one U.S. project

In October 2025, the Company’s wholly owned U.S. subsidiary, Alaska Range Resources, LLC, received a US$43.4 million award under Title III of the U.S. Defense Production Act to advance the development of a pilot-scale antimony processing facility in Alaska capable of producing military-grade antimony trisulfide.

Following receipt of the award, the Company has advanced its plans to develop a secure, vertically integrated, domestic antimony supply chain, in Alaska. As of the date of this Annual Report, approximately 500 tons of equipment has been delivered to Port MacKenzie, over 100 tons of antimony-bearing material has been stockpiled from bulk sampling activities, permitted industrial zoned land has been secured, and supporting infrastructure has been established, with first antimony production from the pilot-scale processing plant targeted in 2027. The Company has also continued to engage with federal, state and local government agencies regarding the development of its planned commercial-scale antimony supply chain.

Estelle Project
Estelle Project Mines
Concentrator for Refinery Feedstock
Feedstock from existing mines
Feedstock from historical reclamations
Out of state feedstock
West Susitna Access Road Commencing construction in 2026
Rail freight
Land freight
Central Refinery
Port Mackenzie
Anchorage
Sea freight
Air freight
Future export potential
Beaufort Sea
ALASKA
YUKON
Gulf of Alaska

Scale up operations to produce additional refined antimony products including trisulfide, oxide, and metal for the U.S. industrial base

Ongoing discussions with U.S. government agencies for Phase 2

Figure 2: Nova’s proposed secure, vertically integrated, U.S. domestic antimony supply chain in Alaska

Redomiciliation

On June 16, 2026, Nova Minerals Corp completed its redomiciliation from Australia to the United States pursuant to a Scheme of Arrangement under Australian law. The Scheme of Arrangement had been approved by Nova Minerals Limited’s shareholders and warrantholders on May 29, 2026 and by the Supreme Court of New South Wales on June 2, 2026. As a result of the Redomiciliation, Nova Minerals Corp, a Nevada corporation, became the ultimate parent company of the Nova Minerals group, and Nova Minerals Limited became a wholly owned subsidiary of Nova Minerals Corp.

Prior to the Redomiciliation, Nova Minerals Limited’s common shares were listed on the ASX and its American Depositary Shares (“ADSs”) were listed on Nasdaq, with each ADS representing 12 ordinary shares of Nova Minerals Limited. In connection with the Redomiciliation:

●	holders of Nova Minerals Limited ordinary shares received one CDI of Nova Minerals Corp for each Nova Minerals Limited ordinary share held as of the Scheme record date, with each CDI representing a beneficial interest in 1/12 of a share of Nova Minerals Corp common stock.
●	holders of Nova Minerals Limited ADSs, each of which represented 12 ordinary shares, received one share of Nova Minerals Corp common stock for every ADS held as of the Scheme record date.
●	holders of ordinary shares of Nova Minerals Limited quoted on the OTC markets received one share of Nova Minerals Corp common stock for every 12 ordinary shares of Nova Minerals Limited held on the Scheme record date.
●	holders of listed warrants of Nova Minerals Limited received 3 listed warrants of Nova Minerals Corp for every Nova Minerals Limited listed warrant held on the Scheme record date.

Following completion of the Redomiciliation, Nova Minerals Corp’s common stock and listed warrants commenced trading on the NYSE American on June 17, 2026 under the symbols “NVA” and “NVAWS,” respectively, while the Company’s CDIs commenced trading on the ASX under the symbol “NVA.” The Redomiciliation did not result in a change in the Company’s underlying business, mineral exploration and development activities, management or strategic objectives. The transaction primarily resulted in changes to the Company’s corporate structure, jurisdiction of incorporation, capital structure and reporting requirements.

Recent Corporate Developments

Key recent developments include:

●	Equity financing: In December 2025, Nova Minerals Limited completed an underwritten public offering of approximately 2.93 million ADSs at US$6.83 per ADS, generating approximately US$20.0 million of gross proceeds. Following a partial exercise of the underwriters’ over-allotment option, total gross proceeds increased to approximately US$22.3 million. The proceeds are being used to support exploration and development activities at Estelle, pre-feasibility and environmental studies, permitting, initial development activities and general corporate purposes and working capital.

●	Antimony development: In October 2025, our wholly-owned U.S. subsidiary, Alaska Range Resources, LLC, received a US$43.4 million Defense Production Act Title III award to support the development of a U.S. domestic, secure, vertically integrated antimony supply chain, with ore derived from Estelle and downstream processing and refining activities at Port MacKenzie in Alaska. During fiscal 2026 the Company has been actively procuring mining and processing plant equipment using the award funds. This culminated with the largest snow road operation the Company has undertaken to date with over 1.5 million pounds of freight, including mining and processing equipment, being transported to the Estelle site, as well as approximately 500 tons of equipment being delivered to Port MacKenzie by barge in early September 2026, in preparation for construction of the antimony pilot plant processing facility.

●	Exploration and technical work: During fiscal 2026, the Company completed approximately 6,500 meters of drilling targeting gold and antimony mineralization and continued geophysical surveys, geological mapping, surface sampling and metallurgical testing. Subsequent to fiscal 2026 the company has continued its exploration and drilling programs at Estelle, with another extensive surface and mapping exploration program undertaken and approximately 9,000 meters drilled in the 2026 Alaskan summer field season, with all assays pending as of the date of this Annual Report.

●	Estelle development: The Company continues to advance gold technical studies, including pre-feasibility work, while progressing exploration and development activities related to the Estelle Project’s antimony mineralization.

●	Infrastructure and processing: The Company is advancing site infrastructure at Estelle, including camp and airstrip improvements, Stibium internal access road construction, as well as crushing, ore-sorting and antimony processing and refining infrastructure. RPM and Korbel access road studies have also been completed, with permitting underway.

●	Port MacKenzie: The Company secured 42.81 acres of industrial zoned land at Port MacKenzie, Alaska for the proposed downstream antimony processing and refining facilities.

●	Access infrastructure: The Company continues to support development of the proposed West Susitna Access Road, which is expected to improve long-term access to the Estelle Project. Subsequent to fiscal 2026 the Alaska Industrial Development and Export Authority (AIDEA) announced that it has approved an additional US$25M in funding for the West Susitna Access Road studies and geotechnical drilling over 2026/2027.

The timing and scope of future exploration, development, infrastructure and processing activities remain subject to exploration results, technical studies, permitting and regulatory approvals, available funding, construction and procurement schedules, and other risks and uncertainties. For more information, see Item 1A “Risk Factors.”

Principal Products, Revenues and Market Overview

Revenues

During the fiscal years ended June 30, 2026 and 2025, the Company generated no production related revenues as the Estelle Project is currently in the exploration stage. We do not expect to generate revenues from gold sales until the Estelle Project is developed and commercial mining commences. While we are targeting initial production of military grade antimony trisulfide in 2027, this production is initially pilot scale in nature to meet the requirements of the U.S. Department of War (“DoW”) award, and is not expected to generate material revenues during the fiscal year ended June 30, 2027.

Gold

Gold is a precious metal used primarily in jewelry and investment products and also in a variety of industrial and commercial applications. Gold recovered from mineralized material generally requires processing to separate and concentrate the gold and may ultimately be sold in the form of doré or other gold-bearing products to refiners and other participants in the precious metals market.

The ore we expect to mine from the Estelle Project in Alaska contains gold, antimony and other critical minerals. The Company expects that gold recovered from the Estelle Project may be processed into doré or other saleable gold-bearing products, depending on the Company’s processing methods and the characteristics of the ore. The Company may also recover antimony and other minerals as separate saleable products or by-products. The Company’s ability to produce and sell gold will depend on the successful exploration, development, permitting, construction and operation of the Estelle Project and the Company’s ability to establish economically recoverable mineral resources and reserves.

Antimony

Antimony is included on the U.S. Government’s critical minerals lists. Antimony ore is mined from the ground in the form of stibnite. The Company expects to process the ore to remove impurities, refine particle size, and improve recoveries in order to produce saleable antimony products. Finished products, including antimony trisulfide, antimony trioxide, and antimony metal ingots, may be sold to customers across a range of industrial applications, as well as government agencies.

Antimony trisulfide is used as a primer for ammunition and in other applications. Antimony trioxide is used to form a flame-retardant system for plastics, rubber, fiberglass, textile goods, paints, coatings, and paper, as a color fastener in paint, and as a phosphorescent agent in fluorescent light bulbs. Antimony metal ingots are used in bearings, storage batteries, and ordnance. Initially, the Company will be focused on producing antimony trisulfide to meet the terms of the DoW award discussed below. As the Company moves into additional phases of production, it may explore other saleable products in addition to antimony trisulfide, including antimony trioxide and antimony metal ingots.

In October 2025, our wholly-owned subsidiary, Alaska Range Resources, LLC, was awarded $43.4 million in Defense Production Act Title III funding by the DoW to produce antimony trisulfide at its Estelle Project. The 24-month firm fixed-price project sub-agreement will help enable the Company to accelerate development of a fully integrated U.S. antimony supply chain to extract, concentrate, and refine stibnite to produce military grade antimony trisulfide to assist in meeting the U.S. defense industrial base demands. The funding is through the DoW Manufacturing Capability Expansion & Investment Prioritization directorate’s Defense Production Act Purchases office and awarded through the Defense Industrial Base Consortium Other Transaction Agreement. The DoW award may be modified or terminated, in part or whole, and adjusted as needed by the U.S. government.

Competition

The mineral exploration and mining industry is highly competitive. The Company competes with other mineral exploration and mining companies for mineral properties, exploration opportunities, financing, personnel, equipment, contractors and other resources necessary to explore and develop mineral properties. The Company also competes with other companies for government funding and other forms of financial and strategic support.

The Company’s ability to successfully develop the Estelle Project will depend, in part, on its ability to obtain adequate financing, retain and attract qualified technical and management personnel, secure necessary equipment and services, obtain required permits and approvals and develop commercially viable processing and production capabilities. The Company may also face competition from other sources of gold and antimony supply.

The Company believes that the location, scale and mineral potential of the Estelle Project, together with its exploration results and the Company’s plans for an integrated gold and antimony development, provide opportunities for the Company to compete in the markets in which it operates. However, there can be no assurance that the Company will be successful in competing with current or future competitors.

Government Regulation

Our exploration and potential future mining activities at the Estelle Project are subject to extensive federal, state and local laws, regulations, permits and other governmental authorizations relating to mineral exploration, mine development, environmental protection, water use, air quality, waste management, reclamation, fish and wildlife, cultural resources, land use and other matters. The regulatory framework applicable to the Estelle Project may change over time, and changes in applicable laws, regulations, permit requirements or their interpretation or enforcement could increase the cost or timing of our activities or otherwise adversely affect the Estelle Project.

The Estelle Project is located on State of Alaska public lands and is subject to the laws and regulations of the State of Alaska governing mineral exploration and development. Exploration and mining activities are conducted under the Application for Permits to Mine in Alaska (“APMA”) regulatory framework and are subject to requirements administered by various state agencies, including the Alaska Department of Natural Resources (“DNR”) and the Alaska Department of Environmental Conservation (“ADEC”), as well as other applicable federal and state agencies.

The Company has obtained permits and authorizations necessary to conduct its current exploration activities and operate its existing exploration camp and associated facilities. The Estelle Project’s existing exploration-related authorizations include permits and authorizations administered through the APMA process relating to hard-rock exploration, water use, fish habitat and fish passage, and camp operations. These permits and authorizations are subject to applicable terms and conditions, including environmental protection and reclamation requirements.

Future development of a mine and processing facilities at the Estelle Project would require additional permits, approvals and authorizations. These may include approvals relating to a mine plan and reclamation plan, reclamation financial assurance, air quality, wastewater and stormwater discharges, solid waste and tailings management, water rights or temporary water use, wetlands, fish habitat and passage, rights-of-way and other infrastructure, cultural resources, dam safety and other applicable federal, state and local requirements. The specific permits required will depend on the final Project design and development plan.

Environmental requirements applicable to the Project include requirements relating to water quality, air quality, wetlands and aquatic resources, fish and wildlife, hazardous and solid waste, cultural resources, reclamation and closure. Environmental baseline studies relating to hydrology and water quality, aquatic resources, air quality, fish habitat and other environmental matters are important components of the permitting and development process, and the Company has made substantial progress toward completing these baseline environmental studies. Additional environmental studies and monitoring may be required as the Estelle Project advances.

Reclamation and closure obligations may require the Company to reclaim, remediate or otherwise restore areas affected by its activities. The State of Alaska may require financial assurance for reclamation and, depending on the facilities and activities ultimately developed, financial assurance may also be required under applicable environmental permits. Reclamation requirements and associated costs may change as the Estelle Project design develops and as applicable laws and regulations change.

Failure to obtain, maintain or comply with required permits and authorizations could result in delays, additional expenditures, enforcement actions, penalties, suspension of activities or other adverse consequences. In addition, future changes in environmental, mining, land-use, reclamation or other regulatory requirements could materially increase the costs or timing associated with exploration, development, construction or potential future operations at the Estelle Project.

Human Capital Resources

As of June 30, 2026, the Company had two employees and approximately 65 contractors and consultants. The Company’s workforce includes personnel involved in corporate management, finance, exploration, geology, and other functions.

The Company relies on a combination of employees, independent contractors and specialized consultants to conduct its exploration and development activities. The Company’s ability to successfully execute its business strategy depends in part on its ability to attract, retain and motivate qualified personnel with experience in mineral exploration, mining, metallurgy, engineering, project development, finance and U.S. securities and financial reporting requirements.

The Company competes with other mining and natural resources companies for qualified personnel, particularly personnel with specialized technical and operational experience. The Company expects to expand its workforce and engage additional contractors and consultants as its exploration, development and potential production activities progress.

Intellectual Property

As of June 30, 2026, we hold no material patents, licenses, or other intellectual property.

Available Information

The Company’s mailing address is 6312 South Fiddlers Green, Suite 300E Greenwood Village, CO 80111. Our telephone number is (720) 550-4223. Our website is www.novamineralscorp.com. We use our website as a channel for routine distribution of important information, including news releases, investor presentations and financial information. We also make available, free of charge on our website, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”), as soon as reasonably practicable after we electronically file these documents with, or furnish them to, the SEC. In addition, we also make publicly available, free of charge, our corporate governance information (including our Code of Business Conduct & Ethics). A link to the SEC filings is available by selecting “Investors” then “Investor Centre” and corporate governance materials are available by selecting “Company” then “Corporate Governance.” The information on the Company’s website is included as an inactive textual reference only and is not a part of, or incorporated by reference in, this Annual Report.

The SEC maintains a website at www.sec.gov that also contains annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy and information statements and other information regarding Nova and other issuers that file electronically with the SEC.

Paper copies of the above referenced information will be furnished to any stockholder upon request, free of charge, by calling (720) 550-4223 or by written request to our mailing address referenced above.

ITEM 1A. RISK FACTORS

Risks Related to our Business

Our mineral reserves may be significantly lower than expected.

We are in the exploration stage and our planned principal operations have not commenced. There is currently no commercial production at our Estelle Project. We have completed a technical report summary for our gold mineral resource in compliance with the SEC’s S-K 1300 disclosure rules. We have produced an Initial Assessment on a very small area which includes the four current gold resource deposits on the Estelle Project to both JORC and S-K 1300 standards. Although we have commenced the requisite studies necessary to prepare and complete a Pre-Feasibility Study (“PFS”) for our gold assets on the Project, such formal PFS has not yet been completed and is not expected to be completed until we complete additional drilling and any additional requisite studies deemed necessary by our experts. As such, our estimated proven or probable gold mineral reserves, expected mine life and project economics cannot be determined as the exploration programs, additional drilling, economic assessments and requisite initial studies and pit (or mine) design optimizations have not yet been completed, and the actual mineral reserves may be significantly lower than expected. In addition, we have not yet completed the requisite drilling to establish a mineral resource estimate for antimony or other critical minerals at Estelle. You should not rely on the technical reports, preliminary economic assessments, pre-feasibility or feasibility studies, if and when completed and published, as indications that we will have successful commercial operations in the future. Even if we prove reserves on our property, we cannot guarantee that we will be able to develop and market them, or that such production will be profitable.

The estimation of mineral reserves is not an exact science and depends upon a number of subjective factors. Any measured, indicated and inferred resource figures presented in this Annual Report are estimates from the written reports of technical personnel and mining consultants who were contracted to assess the mining prospects. Resource estimates are a function of geological and engineering analyses that require us to forecast production costs, recoveries, and metals prices. The accuracy of such estimates depends on the quality of available data and of engineering and geological interpretation, judgment, and experience. Estimated inferred mineral resources may not be upgraded to indicated or measured or to probable or proved reserves, and any reserves may not be realized in actual production and our operating results may be negatively affected by inaccurate estimates.

Our Estelle Project only has estimated measured, indicated and inferred resources identified for gold, and there are no known reserves on our property. In addition, we have not completed the requisite drilling to establish a MRE for antimony and other critical minerals at Estelle. There is no assurance that we can establish the existence of any mineral reserve on our property in commercially exploitable quantities. Until we can do so, we cannot earn any revenues from this property and if we do not do so we will lose all the funds we expend on exploration. If we do not discover any mineral reserve in a commercially exploitable quantity, the exploration component of our business could fail, which could have a material adverse effect on our financial condition and results of operations.

We have not established that the Estelle Project contains any mineral reserve according to recognized reserve guidelines, nor can there be any assurance that we will be able to do so. A mineral reserve is defined by the SEC in S-K 1300 as that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination. In addition, we have not yet completed the requisite drilling to establish a mineral resource estimate for antimony or other critical minerals at the Estelle Project. There is a probability that our mineral property does not contain any “reserves” and any funds that we spend on exploration could be lost. Even if we do eventually discover mineral reserves on our property, there can be no assurance that they can be commercially mined. Both mineral exploration and development involve a high degree of risk and few mineral properties which are explored are ultimately developed into commercially producing mines.

The commercial viability of an established mineral deposit will depend on a number of factors including, by way of example, the size, grade and other attributes of the mineral deposit, the proximity of the mineral deposit to infrastructure such as a processing plant, roads and a point for shipping, government regulation and market prices. Most of these factors will be beyond our control, and any of them could increase costs and make extraction of any identified mineral deposit unprofitable.

We have no history of producing metals from our Estelle Project and there can be no assurance that we will successfully establish commercial mining operations or profitably produce precious metals, antimony or critical minerals.

We have no history of producing metals from the Estelle Project. At present we do not produce gold, antimony or other critical minerals and do not currently generate revenues. While we seek to move our Estelle Project into production, such efforts will be subject to all the risks associated with establishing new mining operations and business enterprises, including:

●	the timing and cost, which are considerable, of the construction of mining and processing facilities;

●	the ability to find sufficient gold and/or antinomy/other critical mineral reserves to support a profitable commercial mining operation;

●	the availability and costs of skilled labor and mining equipment;

●	compliance with environmental and other governmental approval and permit requirements;

●	the availability of funds to finance construction and development activities;

●	potential opposition from non-governmental organizations, environmental groups, local groups or local inhabitants that may delay or prevent development activities; and

●	potential increases in construction and operating costs due to changes in the cost of labor, fuel, power, materials and supplies.

The costs, timing and complexities of mine construction and development may be increased by the remote location of our Estelle Project. It is common in new mining operations to experience unexpected problems and delays during construction, development and mine commissioning. In addition, our management team and labor force will need to be expanded. This could result in delays in the commencement of mineral production and increased costs of production. Accordingly, we cannot assure you that our activities will result in profitable commercial mining operations or that we will successfully establish mining operations.

Any material changes in mineral resource estimates and grades of mineralization will affect the economic viability of placing our Estelle Project into production and the related return on capital.

As we have not completed pre-feasibility or feasibility studies on our Estelle Project and have not commenced commercial production, mineralization resource estimates may require adjustments or downward revisions. In addition, the grade of ore ultimately mined, if any, may differ from that indicated by our pre-feasibility or feasibility studies and drill results. Minerals recovered in small scale tests may not be duplicated in large scale tests under on-site conditions or in production scale.

The resource estimates that are contained in this Annual Report or that we may calculate in the future, have, or will have, been determined based on assumed future prices, cut-off grades and operating costs that may prove to be inaccurate. Any material reductions in estimates of mineralization, or of our ability to extract this mineralization, could have a material adverse effect on our share price and the value of our Estelle Project.

The profitability of our operations, and the cash flows generated by our operations, are affected by changes in the market price for gold, antimony and other critical materials, all of which in the past have fluctuated widely.

We expect that our revenues and cash flows will primarily come from future sales of gold, antimony and potentially other critical materials if we enter commercial mining. Historically, the market prices for each of gold, antimony and other critical minerals have fluctuated widely and have been affected by numerous factors over which we have no control, including:

●	the demand for gold for industrial uses and for use in jewelry;

●	the demand for antimony products;

●	international or regional political and economic trends;

●	the strength of the U.S. dollar, the currency in which gold prices generally are quoted, and of other currencies;

●	financial market expectations regarding the rate of inflation;

●	interest rates;

●	speculative activities;

●	actual or expected purchases and sales of gold bullion holdings by central banks or other large gold bullion holders or dealers;

●	hedging activities by gold producers; and

●	the production and cost levels for gold in major gold-producing nations.

In addition, the current demand for, and supply of, gold affects the price of gold, but not necessarily in the same manner as current demand and supply affects the prices of other commodities. Historically, gold has tended to retain its value in relative terms against basic goods in times of inflation and monetary crisis. As a result, central banks, financial institutions, and individuals tend to hold large amounts of gold as a store of value, and production in any given year constitutes a very small portion of the total potential supply of gold. Since the potential supply of gold is largely relative to mine production in any given year, normal variations in current production will not necessarily have a significant effect on the supply of gold or its price.

If gold and/or antimony prices should fall below and remain below our cost of production for any sustained period, we may experience losses and may be forced to curtail or suspend some or all our mining operations. In addition, we would also have to assess the economic impact of low prices on our ability to recover any losses we may incur during such period and on our ability to maintain adequate reserves.

Our success largely depends on the exploration, development, construction and operation of the Estelle Project, an exploration stage project.

At present, our only mineral property is the interest that we hold in the Estelle Project, which is in the exploration stage. Unless we acquire or develop additional mineral properties, we will be solely dependent upon this property and our future success will be largely driven by our ability to explore and develop the Estelle Project successfully, including the results of such exploration and development efforts. If no additional mineral properties are acquired by us, any adverse development affecting our operations and further exploration or development of the Estelle Project may have a material adverse effect on our financial condition and results of operations.

We do not currently operate any mines. In addition, the development of our Estelle Project into a commercially producing mine is highly speculative in nature, may be unsuccessful and may never result in the development of a commercially producing mine.

The Estelle Project is in the exploration stage and is without identified mineral reserves. We do not have any interest in any commercially producing mining operations or mines in development.

Mineral exploration and mine development are highly speculative in nature, involve many uncertainties and risks and are frequently unsuccessful. Mineral exploration is performed to demonstrate the dimensions, position and mineral characteristics of mineral deposits, estimate mineral resources, assess amenability of the deposit to mining and processing scenarios and estimate potential deposit size. Once mineralization is discovered, it may take a number of years from the initial exploration phases before mineral development and production is possible, during which time the potential feasibility of the project may change adversely.

Mineralization may not be economic to mine. A significant number of years, several studies, and substantial expenditures are typically required to establish economic mineralization in the form of proven mineral reserves and probable mineral reserves, to determine processes to extract the metals and, if required, to construct mining, processing, and tailing facilities and obtain the rights to the land and the resources (including capital) required to develop the mining operation.

In addition, if we discover mineralization that becomes a mineral reserve, it could take up to a decade or more from the initial phases of exploration until production is possible. During this time, the economic feasibility of production may change. As a result of these uncertainties, we may not be able to successfully develop a commercially viable producing mine.

In addition, whether developing a producing mine is economically feasible will depend upon numerous additional factors, most of which are beyond our control, including the availability and cost of required development capital and labor, movement in the price of commodities, securing and maintaining title to mineral and other property rights as well as obtaining all necessary consents, permits and approvals for the development of the mine. The economic feasibility of development projects is based upon many factors, including the accuracy of mineral resource and mineral reserve estimates; metallurgical recoveries; capital and operating costs; government regulations relating to prices, taxes, royalties, land tenure, land use, importing and exporting and environmental protection; and metal prices, which are highly volatile. Development projects are also subject to the successful completion of feasibility studies, issuance of necessary governmental permits and availability of adequate financing. Any of these factors may result in us being unable to successfully develop a commercially viable operating mine.

Resource exploration and development is a high risk, speculative business.

While the discovery of an ore body may result in substantial rewards, few mineral properties which are explored are ultimately developed into producing mines. Most exploration projects do not result in the discovery of commercially mineable deposits. Resource exploration and development is a speculative business, characterized by a number of significant risks including, among other things, unprofitable efforts resulting not only from the failure to discover mineral deposits but also from finding mineral deposits that, though present, are insufficient in quantity or quality to return a profit from production. The marketability of minerals acquired or discovered by us may be affected by numerous factors which are beyond our control and which cannot be accurately predicted, such as market fluctuations, the proximity and capacity of milling facilities, mineral markets and processing equipment, and such other factors as government regulations, including regulations relating to allowable production, importing and exporting of minerals, and environmental protection, the combination of which factors may result in our not receiving an adequate return of investment capital.

There is no assurance that our mineral exploration and development activities will result in any discoveries of commercial bodies of ore. The long-term profitability of our operations will in part be directly related to the costs and success of our exploration programs, which may be affected by a number of factors. Substantial expenditures are required to establish reserves through drilling and to develop the mining and processing facilities and infrastructure at any site chosen for mining. Although substantial benefits may be derived from the discovery of a major mineralized deposit, no assurance can be given that minerals will be discovered in sufficient quantities to justify commercial operations or that funds required for development can be obtained on a timely basis.

Additionally, significant capital investment is required to discover commercial ore and to commercialize production from successful exploration effort and maintain mineral concessions and other rights through payment of applicable taxes, advance royalties and other fees. The commercial viability of a mineral deposit is dependent on a number of factors, including, among others: (i) deposit attributes such as size, grade and proximity to infrastructure; (ii) current and future metal prices; and (iii) governmental regulations, including those relating to prices, taxes, royalties, land tenure, land use, importing and exporting of minerals and necessary supplies and environmental protection. The complete impact of these factors, either alone or in combination, cannot be entirely predicted and their impact may result in our not achieving an adequate return on invested capital.

There is no certainty that the expenditures made by us towards the search for and evaluation of mineral deposits will result in discoveries of commercial quantities of ore.

Mineral resource estimates are based on interpretation and assumptions and could be inaccurate or yield less mineral production under actual conditions than is currently estimated. Any material changes in these estimates could affect the economic viability of the Estelle Project, our financial condition and ability to be profitable.

The estimates for mineral resources contained herein are estimates only and no assurance can be given that the anticipated tonnages and grades will be achieved. There are numerous uncertainties inherent in estimating mineral resources, including many factors beyond our control. Such estimation is a subjective process, and the accuracy of any mineral resource estimate is a function of the quantity and quality of available data and of the assumptions made and judgments used in engineering and geological interpretation. In addition, there can be no assurance that gold and antimony recoveries in small scale laboratory tests will be duplicated in larger scale tests under on-site conditions or during production, if any. If our actual mineral resources are less than current estimates or if we fail to develop our mineral resource base through the realization of identified mineralized potential, our results of operations or financial condition may be materially and adversely affected. Evaluation of mineral resources occurs from time to time, and they may change depending on further geological interpretation, drilling results and metal prices. The category of inferred mineral resource is often the least reliable mineral resource category and is subject to the most variability. We regularly evaluate our mineral resources and consider the merits of increasing the reliability of our overall mineral resources.

We may not be able to obtain all required permits and licenses to place our Estelle Project into future production.

We may not be able to obtain all required permits and licenses to develop, construct and place our Estelle Project into commercial production. Our future operations may require permits from various governmental authorities and will be governed by laws and regulations governing prospecting, development, mining, production, export, taxes, labor standards, occupational health, waste disposal, land use, environmental protections, mine safety and other matters. There can be no guarantee that we will be able to obtain all necessary licenses, permits and approvals that may be required to undertake exploration activity or commence construction or operation of mine and processing facilities at the Estelle Project. Additionally, there can be no assurance that all permits and licenses we may require for future exploration or possible future development will be obtainable at all or on reasonable terms.

Mining and exploration activities are also subject to various laws and regulations relating to the protection of the environment. Although we believe that our exploration activities are currently carried out in accordance with all of the applicable rules and regulations, no assurance can be given that new rules and regulations will not be enacted or that existing rules and regulations will not be applied in a manner that could limit or curtail the production or development of the Estelle Project. Amendments to current laws and regulations governing our operations and activities or a more stringent implementation thereof could have a material adverse effect on our business, financial condition and results of operations.

Failure to comply with applicable laws, regulations and permitting requirements may result in enforcement actions thereunder, including orders issued by regulatory or judicial authorities causing operations to cease or be curtailed, and may include corrective measures requiring capital expenditures, the installation of additional equipment, or remedial actions. Parties engaged in mining operations may be required to compensate those suffering loss or damage by reason of mining activities and may be subject to civil or criminal fines or penalties for violations of applicable laws or regulations.

Amendments to current laws, regulations and permits governing operations and activities of mining companies, or a more stringent implementation thereof, could have a material adverse impact on us and cause increases in exploration expenses, capital expenditures or production costs, reduction in the levels of production at producing properties, or abandonment or delays in development of new mining properties.

We may fail to adhere to annual claims renewal and rents submissions.

We need to adhere to annual claims renewal and rents, per the requirements of Alaska Statute 27.10.160 (“Affidavit of Labor or Improvements”). Within 90 days after September 1 of each year the owner of a mining claim, or some other person having knowledge of the facts, shall make and record with the recorder for the district in which the claim is located an affidavit showing the performance of labor or the making of improvements.

We have historically experienced negative cash flows from operating activities.

We have historically experienced negative cash flow from operating activities. We expect that we will need additional capital to fund anticipated negative cash flows from operating activities in future periods. Given that we have no operating revenues, and do not anticipate generating operating revenues for the foreseeable future, we expect that expenditures to fund operating activities will be provided by debt or equity financings. There is no assurance that future debt or equity financings can be completed on acceptable terms or at all, and our failure to raise capital when needed could limit our ability to continue our operations in the future.

We have no history of earnings or mineral production, and there are currently no known commercial quantities of mineral reserves on the Estelle Project.

We have no history of earnings or mineral production and may never engage in mineral production. There are currently no known commercial quantities of mineral reserves on the Estelle Project. Development of the Estelle Project and any other projects we may acquire in the future will only follow upon obtaining satisfactory results of further exploration work and geological and other studies. Exploration and the development of natural resources involve a high degree of risk and few properties which are explored are ultimately developed into producing properties. There is no assurance that our exploration and development activities will result in any discoveries of commercial bodies of ore. The long-term profitability of our operations will be in part directly related to the cost and success of our exploration programs, which may be affected by a number of factors. Even if commercial quantities of minerals are discovered, the Estelle Project may not be brought into a state of commercial production. The commercial viability of a mineral deposit once discovered is also dependent on various factors, including particulars of the deposit itself, proximity to infrastructure, metal prices, and availability of power and water to permit development.

Further, we are subject to many risks common to mineral exploration companies, including under-capitalization, cash shortages, limitations with respect to personnel, financial and other resources and the lack of revenues. There is no assurance we will be successful in achieving a return on stockholders’ investment and the likelihood of success must be considered in light of its early-stage operations.

We will require additional financing to fund exploration and, if warranted, development, construction and production. Failure to obtain additional financing could have a material adverse effect on our financial condition and results of operations and could cast uncertainty on our ability to continue our operations in the future.

We have no history of earnings, and, due to the nature of our business, there can be no assurance that we will be profitable. We have paid no dividends on our common stock, CDIs or any of our other securities since our incorporation and do not anticipate doing so in the foreseeable future.

Even if the results of exploration are encouraging, we may not have sufficient funds to conduct the further exploration that may be necessary to determine whether or not a commercially minable deposit exists on any portion of the Estelle Project. While we may generate additional working capital through further equity offerings, there is no assurance that any such funds will be available on acceptable terms, or at all. If available, future equity financing may result in substantial dilution to stockholders. At present it is impossible to determine what amounts of additional funds, if any, may be required.

While we have received a grant from the U.S. Department of War (“DoW”) to advance the development of a pilot-scale antimony processing facility in Alaska capable of producing military-grade antimony trisulfide, there is no guarantee that we will receive further grants, other governmental support, or funding for our potential commercial sized antimony development strategy. Failure to obtain such additional funding could have a material adverse effect on our ability to develop a commercial scale antimony mining and processing facility.

One of our potential growth strategies is the development of a secure, vertical, fully integrated U.S. domestic antimony supply chain in Alaska Currently we have received a US$43.4 million award from the DoW to advance the development of a pilot-scale antimony processing facility in Alaska capable of producing military-grade antimony trisulfide for the DoW. We believe that with China imposing export restrictions on antimony, and the desire for the U.S. to establish a domestic supply chain for the critical mineral, there is an opportunity to receive further grants or funding from the DoW or other U.S. government departments to support the potential development of a commercial scale antimony mining and processing facility at our property. Development of the antimony project could potentially provide a pathway for early cashflow which could provide the necessary funding for our gold project as well. However, currently we do not have a defined mineral resource for antimony on our Estelle Project and this strategy will be dependent upon the receipt of further grants or funding from the DoW, other U.S. government departments, or other sources. Failure to define an antimony resource and/or to obtain further grants or funding for a commercial scale antimony development will require us to forego this growth strategy which could have a material adverse effect on our financial condition and results of operations.

The development of the Estelle Project or any other projects we may acquire in the future into an operating mine will be subject to all the risks associated with establishing and operating commercial mining operations.

If the development of the Estelle Project or any other projects we may acquire in the future is found to be economically feasible and we seek to develop an operating mine, the development of such a mine will require obtaining permits and financing the construction and operation of the mine itself, processing plants and related infrastructure. As a result, we will be subject to certain risks associated with establishing new mining operations, including:

●	uncertainties in timing and costs, which can be highly variable and considerable in amount, of the construction of mining and processing facilities and related infrastructure;

●	we may find that skilled labor, mining equipment and principal supplies needed for operations, including explosives, fuels, chemical reagents, water, power, equipment parts and lubricants are unavailable or available at costs that are higher than we anticipated;

●	we will need to obtain necessary environmental and other governmental approvals and permits and the receipt of those approvals and permits may be delayed or extended beyond what we anticipated, or that the approvals and permits may contain conditions and terms that materially impact our ability to operate a mine;

●	we may not be able to obtain the financing necessary to finance construction and development activities or such financing may be on terms and conditions costlier than anticipated, which may make mine development activities uneconomic;

●	we may suffer industrial accidents as part of building or operating a mine that may subject us to significant liabilities;

●	we may suffer mine failures, shaft failures or equipment failures which delay, hinder or halt mine development activities or mining operations;

●	our mining projects may suffer from adverse natural phenomena such as inclement weather conditions, floods, droughts, rockslides and seismic activity;

●	we may discover unusual or unexpected geological and metallurgical conditions that could cause us to have to revise or modify mine plans and operations in a materially adverse manner; and

●	the development or operation of our mines may become subject to opposition from nongovernmental organizations, environmental groups or local groups, which may delay, prevent, hinder or stop development activities or operations.

In addition, we may find that the costs, timing and complexities of developing the Estelle Project or any other future projects to be greater than we anticipated. Cost estimates may increase significantly as more detailed engineering work is completed on a project. It is common in mining operations to experience unexpected costs, problems and delays during construction, development and mine start-up. Accordingly, our activities may not result in profitable mining operations at our mineral properties.

Our growth strategy and future exploration and development efforts may be unsuccessful.

In order to grow our business and pursue our long-term growth strategy, we may seek to acquire additional mineral interests or merge with or invest in new companies or opportunities. A failure to make acquisitions or investments may limit our growth. In pursuing acquisition and investment opportunities, we face competition from other companies having similar growth and investment strategies, many of which may have substantially greater resources than us. Competition for these acquisitions or investment targets could result in increased acquisition or investment prices, higher risks and a diminished pool of businesses, services or products available for acquisition or investment. Additionally, if we lose or abandon our interest in any of our mineral projects, there is no assurance that we will be able to acquire another mineral property of merit or that such an acquisition would be approved by applicable regulators.

We may issue additional securities, from time to time for various reasons, resulting in the potential for significant dilution to existing stockholders.

We may issue additional securities, from time to time, for various reasons, including, but not limited to, for the purposes of raising capital (including to fund exploration and development work) or acquiring additional interests. We may also issue additional securities pursuant to equity incentive plans from time to time. These further issuances of the securities may have a depressive effect on the price of our securities and will dilute the voting power of our existing stockholders and the value of their securities.

We may face pressure to demonstrate that, in addition to seeking to generate returns for our shareholders, other stakeholders benefit from our activities.

Natural resources companies face increasing public scrutiny of their activities. We may face pressure to demonstrate that, in addition to seeking to generate returns for our shareholders, other stakeholders benefit from our activities, including local governments and the communities surrounding or nearby its properties. The potential consequences of these pressures include reputational damages, lawsuits, increasing social investment obligations and pressure to increase taxes, future royalties or other contributions to local governments and surrounding communities. These pressures may also impair our ability to successfully obtain permits and approvals required for our operations.

Our mineral exploration activities are subject to extensive laws and regulations governing prospecting, exploration, development, production, taxes, labor standards and occupational health, mine safety, toxic substances, land use, waste disposal, water use, land claims of local people, protection of historic and archaeological sites, mine development, protection of endangered and protected species and other matters.

Government and community/stakeholder approvals may be required in connection with our operations. To the extent such approvals are required and not obtained, we may be curtailed or prohibited from continuing our exploration or mining operations or from proceeding with planned exploration or development of mineral properties.

Failure to comply with applicable laws, regulations and permitting requirements may result in enforcement actions thereunder, including orders issued by regulatory or judicial authorities causing operations to cease or be curtailed, and may include corrective measures requiring capital expenditures, installation of additional equipment, or remedial actions. Parties engaged in mining operations or in the exploration or development of mineral properties may be required to compensate those suffering loss or damage by reason of the mining activities and may have civil or criminal fines or penalties imposed for violations of applicable laws or regulations.

Our mineral exploration activities may be adversely affected in varying degrees by changing government regulations relating to the mining industry or shifts in political conditions that increase royalties payable or the costs related to our activities or maintaining the Estelle Project. Operations may also be affected in varying degrees by government regulations with respect to restrictions on production, price controls, government-imposed royalties, claim fees, export controls, income taxes, and expropriation of property, environmental legislation, and mine safety. The effect of these factors cannot be accurately predicted.

Legislation has been proposed that would significantly affect the mining industry and could also affect our business if we were to acquire future properties located on federal lands.

While our properties at both the Estelle Project and the planned site for the downstream antimony processing facility at Port MacKenzie, are all on State of Alaska lands, in recent years, members of the United States Congress have repeatedly introduced bills which would supplant or alter the provisions of the Federal Resource Conservation and Recovery Act (the “U.S. General Mining Law”). If we were to acquire future projects located on federal lands, and if adopted, such legislation, among other things, could eliminate or greatly limit the right to a mineral patent, impose federal royalties on mineral production from unpatented mining claims located on U.S. federal lands, result in the denial of permits to mine after the expenditure of significant funds for exploration and development, reduce estimates of mineral reserves and reduce the amount of future exploration and development activity on U.S. federal lands, all of which could have a material and adverse effect on our ability to operate and our cash flow, results of operations and financial condition.

Our activities are subject to environmental laws and regulations that may increase our costs of doing business and restrict our operations.

Our activities are subject to environmental regulations in the jurisdictions in which we operate. Environmental legislation generally provides for restrictions and prohibitions on spills, releases or emissions into the air, discharges into water, management of waste, management of hazardous substances, protection of natural resources, antiquities and endangered species and reclamation of lands disturbed by mining operations. Certain types of operations require the submission and approval of environmental impact assessments. Environmental legislation is evolving in a manner involving stricter standards and enforcement, increased fines and penalties for non-compliance, more stringent environmental assessments of proposed projects and a heightened degree of responsibility for companies and their officers, directors and employees. Compliance with environmental laws and regulations and future changes in these laws and regulations may require significant capital outlays, cause material changes or delays in our current and planned operations and future activities and reduce the profitability of operations. It is possible that future changes in these laws or regulations could have a significant adverse impact on the Estelle Project or some portion of our business, causing us to re-evaluate those activities at that time.

Examples of current U.S. federal laws which may affect our current operations and may impact future business and operations include, but are not limited to, the following:

The Comprehensive Environmental, Response, Compensation, and Liability Act (“CERCLA”), and comparable state statutes, impose strict, joint and several liability on current and former owners and operators of sites and on persons who disposed of or arranged for the disposal of hazardous substances found at such sites. It is not uncommon for the government to file claims requiring cleanup actions, demands for reimbursement for government-incurred cleanup costs, or natural resource damages, or for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by hazardous substances released into the environment. The U.S. General Mining Law, and comparable state statutes, govern the disposal of solid waste and hazardous waste and authorize the imposition of substantial fines and penalties for noncompliance, as well as requirements for corrective actions. CERCLA, RCRA and comparable state statutes can impose liability for clean-up of sites and disposal of substances found on exploration, mining and processing sites long after activities on such sites have been completed.

The Clean Air Act (“CAA”) restricts the emission of air pollutants from many sources, including mining and processing activities. Our mining operations may produce air emissions, including fugitive dust and other air pollutants from stationary equipment, storage facilities and the use of mobile sources such as trucks and heavy construction equipment, which are subject to review, monitoring or control requirements under the CAA and state air quality laws. New facilities may be required to obtain permits before work can begin, and existing facilities may be required to incur capital costs in order to remain in compliance. In addition, permitting rules may impose limitations on our production levels or result in additional capital expenditures in order to comply with the regulations.

The National Environmental Policy Act (“NEPA”) requires federal agencies to integrate environmental considerations into their decision-making processes by evaluating the environmental impacts of their proposed actions, including issuance of permits to mining facilities, and assessing alternatives to those actions. If a proposed action could significantly affect the environment, the agency must prepare a detailed statement known as an Environmental Impact Statement (“EIS”). The U.S. Environmental Protection Agency (“EPA”), other federal agencies, and any interested third parties will review and comment on the scoping of the EIS and the adequacy of and findings set forth in the draft and final EIS. We are required to undertake the NEPA process for the Estelle Project permitting. The NEPA process can cause delays in issuance of required permits or result in changes to a project to mitigate its potential environmental impacts, which can in turn impact the economic feasibility of a proposed project or the ability to construct or operate the Estelle Project or other properties and may make them entirely uneconomic.

The Clean Water Act (“CWA”), and comparable state statutes, impose restrictions and controls on the discharge of pollutants into waters of the United States. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the EPA or an analogous state agency. The CWA regulates storm water mining facilities and requires a storm water discharge permit for certain activities. Such a permit requires the regulated facility to monitor and sample storm water run-off from its operations. The CWA and regulations implemented thereunder also prohibit discharges of dredged and fill material in wetlands and other waters of the United States unless authorized by an appropriately issued permit. The CWA and comparable state statutes provide for civil, criminal and administrative penalties for unauthorized discharges of pollutants and impose liability on parties responsible for those discharges for the costs of cleaning up any environmental damage caused by the release and for natural resource damages resulting from the release.

The Safe Drinking Water Act (“SDWA”) and the Underground Injection Control (“UIC”) program promulgated thereunder, regulate the drilling and operation of subsurface injection wells. The EPA directly administers the UIC program in some states and in others the responsibility for the program has been delegated to the state. The program requires that a permit be obtained before drilling a disposal or injection well. Violation of these regulations or contamination of groundwater by mining related activities may result in fines, penalties, and remediation costs, among other sanctions and liabilities under the SDWA and state laws. In addition, third party claims may be filed by landowners and other parties claiming damages for alternative water supplies, property damages, and bodily injury.

We may be unsuccessful in obtaining necessary permits to explore, develop or mine the Estelle Project in a timely manner or at all.

The State of Alaska requires that an Application for Permit to Mine in Alaska (“APMA”) be submitted to obtain permits for all exploration, mining, or transportation of equipment and maintaining a camp. These permits are reviewed by related state and federal agencies that can comment on and require specific changes to proposed work plans to minimize impacts on the environment. The project currently holds the following authorizations and permits under the Alaska Permit for Mining Activities (APMA) system which are valid through 2027, except as set forth below:

●	Miscellaneous Land Use Permit #3042, which authorizes hard rock exploration activities on the project site. This permit is issued by the Alaska Department of Natural Resources, Division of Mining, Land & Water, Mining Section.

●	Temporary Water Use Authorization, which authorizes water removal from surface waterbodies for exploration activities. This authorization is issued by Alaska Department of Natural Resources, Division of Mining, Land & Water, Water Section.

●	Fish Habitat Permit (and/or fish Passage Permit, which authorizes activities in fish-bearing waters, primarily for water withdrawal structures. This authorization is issued by the Habitat Section of the Alaska Department of Fish and Game.

●	Camp Permit, which authorizes the exploration camp. This permit is issued by the Alaska Department of Natural Resources, Division of Mining, Land & Water, Mining Section as part of the Miscellaneous Land Use Permit #3042 described above.

●	Estelle Man Camp Permit, which provides approval to construct modifications to the existing drinking water system. This permit is issued by the Department of Environmental Conservation, Division of Environmental Health, Drinking Water Program (expired November 8, 2025 but the Company remains in compliance through interim approval from the Department of Environmental Conservation).

Exploration, development and mining activities will require certain permits and other governmental approvals. We may be unsuccessful in obtaining such permits and approvals on a timely basis, or on favorable terms or at all. Any failure to obtain permits and other governmental approvals could delay or prevent us from completing contemplated activities as planned which could negatively impact our financial condition and results of operations.

Mining and project development is inherently risky and subject to conditions or events some of which are beyond our control, and which could have a material adverse effect on our business.

Our activities related to the exploration and development of the Estelle Project and any other projects we may acquire in the future are subject to hazards and risks inherent in the mining industry. These risks include, but are not limited to, rock falls, rock bursts, collapses, seismic activity, flooding, environmental pollution, mechanical equipment failure, facility performance issues, and periodic disruption due to inclement or hazardous weather conditions. Such risks could result in personal injury or fatality, damage to equipment or infrastructure, environmental damage, delays, suspensions or permanent cessation of activities, monetary losses and possible legal liability.

Our mining, processing, development and exploration activities depend on adequate infrastructure. Mining, processing, development and exploration activities depend, to one degree or another, on adequate infrastructure. Reliable roads, bridges, power sources and water supply are important determinants that affect capital and operating costs. Unusual or infrequent weather phenomena, sabotage and government or other interference in the maintenance or provision of such infrastructure could adversely affect our operations, financial condition and results of operations.

The validity of our title to the Estelle Project and future mineral properties may be disputed by others claiming title to all or part of such properties.

The acquisition of title to mineral properties is a very detailed and time-consuming process. Title to and the area of mineral concessions may be disputed. Although we believe we have taken reasonable measures to ensure proper title to our interests in our properties, there is no guarantee that title to any such properties will not be challenged or impaired. Third parties may have valid claims underlying portions of our interests, including prior unregistered liens, agreements, transfers or claims and title may be affected by, among other things, undetected defects. In addition, we may be unable to operate on such properties as permitted or to enforce its rights with respect to such properties.

We may in the future enter into transactions with related parties and such transactions present possible conflicts of interest.

We may in the future enter into transactions with related parties and such transactions present possible conflicts of interest. Related parties may have interests in such transactions that do not align with the interests of our security holders. There can be no assurance that we may have been able to achieve more favorable terms, including as to value and other key terms, if such transaction had not been with a related party.

We may in the future enter into transactions with entities in which our board of directors and other related parties hold ownership interests. Material transactions with related parties, if any, will be reviewed and approved by our audit committee, which is comprised solely of independent directors. Nevertheless, there can be no assurance that any such transactions will result in terms that are more favorable to us than if such transactions are not entered into with related parties. Furthermore, we may achieve more favorable terms if such transactions had not been entered into with related parties and, in such case, these transactions, individually or in the aggregate, may have an adverse effect on our business, financial position and results of operations.

Future pandemics, epidemics or other widespread public health emergencies could adversely affect our business, operations, financial condition and ability to advance the Estelle Project.

The occurrence of a future pandemic, epidemic or other widespread public health emergency could adversely affect our business, operations and financial condition. A significant outbreak or recurrence of an infectious disease, including COVID-19 or a new variant or other communicable disease, could result in illness or reduced availability of our employees, contractors and other personnel; travel restrictions, quarantines or other government measures; restrictions on access to the Estelle Project; interruptions or delays in exploration, drilling, construction, transportation, processing, permitting or other activities; disruptions to supply chains and the availability or cost of equipment, materials and services; and delays in the activities of governmental agencies, contractors, consultants and other third parties.

A widespread public health emergency could also adversely affect financial and capital markets, commodity prices and our ability to obtain additional financing on acceptable terms or at all. The effects of any future pandemic or other public health emergency would depend on factors that cannot be predicted with certainty, including its duration and severity, the geographic areas affected, the measures implemented by government authorities and the extent to which our employees, contractors, suppliers, customers and other business partners are affected.

Any such event could materially delay our exploration and development activities, increase our costs, adversely affect our liquidity and financial condition, and impair our ability to execute our business plans.

Increasing attention to ESG matters and conservation measures may adversely impact our business.

Increasing attention to, and societal expectations on companies to address, climate change and other environmental and social impacts and investor and societal expectations regarding voluntary ESG disclosures may result in increased costs and reduced access to capital. While we may announce various voluntary ESG targets in the future, such targets are aspirational. Also, we may not be able to meet such targets in the manner or on such a timeline as initially contemplated, including, but not limited to, as a result of unforeseen costs or technical difficulties associated with achieving such results.

In addition, organizations that provide information to investors on corporate governance and related matters have developed ratings processes for evaluating companies on their approach to ESG matters. Unfavorable ESG ratings could lead to increased negative investor sentiment toward us and could impact our access to and costs of capital. Additionally, to the extent ESG matters negatively impact our reputation, we may not be able to compete as effectively to recruit or retain employees, which may adversely impact our business. Increased focus by stakeholders, regulators and others on ESG related matters may result in increased permitting requirements and delays in the future. Additionally, we may become subject to misinformation campaigns related to ESG and other matters which may require substantial management time and expense to address and could negatively impact community sentiment regarding the applicable project or delay expected development timelines.

We rely on third-party contractors.

As we continue with the exploration and advancement of the Estelle Project and any other projects we may acquire in the future, timely and cost-effective completion of work will depend largely on the performance of our contractors. If any of these contractors or consultants do not perform to accepted or expected standards, we may be required to hire different contractors to complete tasks, which may impact schedules and add costs to the Estelle Project and any other projects we may acquire in the future, and in some cases, lead to significant risks and losses. A major contractor default or the failure to properly manage contractor performance could have an adverse effect on our results.

We rely on information technology systems and any inadequacy, failure, interruption or security breaches of those systems may harm our reputation and ability to effectively operate our business.

Our operations depend on information technology (“IT”) systems. These IT systems could be subject to network disruptions caused by a variety of sources, including computer viruses, security breaches and cyber-attacks, as well as disruptions resulting from incidents such as cable cuts, damage to physical plants, natural disasters, terrorism, fire, power loss, vandalism and theft. Our operations also depend on the timely maintenance, upgrade and replacement of networks, equipment, IT systems and software, as well as pre-emptive expenses to mitigate the risks of failures. Any of these and other events could result in IT system failures, delays and/or increase in capital expenses. The failure of IT systems or a component of information systems could, depending on the nature of any such failure, adversely impact our reputation and results of operations.

Although to date we have not experienced any material losses relating to cyber-attacks or other information security breaches, there can be no assurance that we will not incur such losses in the future. Our risk and exposure to these matters cannot be fully mitigated because of, among other things, the evolving nature of these threats. As a result, cyber security and the continued development and enhancement of controls, processes and practices designed to protect systems, computers, software, data and networks from attack, damage or unauthorized access remain a priority. As cyber threats continue to evolve, we may be required to expend additional resources to continue to modify or enhance protective measures or to investigate and remediate any security vulnerabilities.

Global financial markets can have a profound impact on the global economy in general and on the mining industry in particular.

Many industries, including the precious metals mining industry, are impacted by volatile market conditions. Global financial conditions remain subject to sudden and rapid destabilization in response to economic shocks. A slowdown in the financial markets or other economic conditions, including but not limited to consumer spending, employment rates, business conditions, inflation, fluctuations in fuel and energy costs, consumer debt levels, lack of available credit, the state of financial markets, interest rates and tax rates may adversely affect our growth and financial condition. Any sudden or rapid destabilization of global economic conditions could impact our ability to obtain equity or debt financing in the future on favorable terms or at all. In such an event, our operations and financial condition could be adversely affected.

The volatility in gold, antimony, and other commodity prices may adversely affect any future operations and, if warranted, our ability to develop our properties.

We are exposed to commodity price risk. The price of gold, antimony or other commodities fluctuates widely and may be affected by numerous factors beyond our control, including, but not limited to, the sale or purchase of commodities by various central banks and financial institutions, interest rates, exchange rates, inflation or deflation, global and regional supply and demand, and political and economic climates and conditions of major mineral-producing countries around the world.

Declines in the market price of gold, antimony, base metals and other minerals may adversely affect our ability to raise capital or attract joint venture partners in order to fund our ongoing operations and meet obligations under option and other agreements underlying our mineral interests. Commodity price declines could also reduce the amount we would receive on the disposition of the Estelle Project to a third party. In addition, the decision to put a mine into production and to commit the funds necessary for that purpose must be made long before the first revenue from production would be received. A decrease in the price of gold and/or antimony may prevent a property from being economically mined or result in the write-off of assets whose value is impaired as a result of lower prices.

The mining industry is intensely competitive in all its phases, and we compete with many companies possessing greater financial and technical resources.

The mining industry is intensely competitive in all its phases, and we compete with many companies possessing greater financial and technical resources. Competition in the precious metals mining industry is primarily for: (i) mineral rich properties that can be developed and produced economically; (ii) technical expertise to find, develop, and operate such properties; (iii) labor to operate the properties; and capital for the purpose of funding such properties. Many competitors not only explore for and mine precious metals but conduct refining and marketing operations on a global basis. Such competition may result in being unable to acquire desired properties, to recruit or retain qualified employees or to acquire the capital necessary to fund its operations and develop mining properties. Existing or future competition in the mining industry could materially adversely affect our prospects for mineral exploration and success in the future.

We may be adversely affected by the effects of inflation.

Although inflation in the United States has been relatively low in recent years, it rose significantly beginning in the second half of 2021. This is primarily believed to be the result of the economic impact from global armed conflict and the COVID-19 pandemic, including the effects of global supply chain disruptions, strong economic recovery and associated widespread demands for goods and government stimulus packages, among other factors. The existence of inflation in the economy has resulted in, and may continue to result in, higher interest rates and capital costs, shipping costs, supply shortages, increased costs of labor, weakening exchange rates, and other similar effects. Our ability to conduct exploration of the Estelle Project is dependent on the acquisition of goods and services at a reasonable cost, such as drilling equipment and skilled labor, assay laboratory testing in a timeframe that allows us to execute on follow-up exploration phases expeditiously, and aircraft (fixed wing and helicopter) charter service availability to mobilize labor, position equipment and supply exploration campaigns. If we are unable to take effective measures in a timely manner to mitigate the impact of the inflation, the scope of our exploration of the Estelle Project may decrease and our business, financial condition, and results of operations could be adversely affected.

Changes to United States tariff and import/export regulations may have a material adverse effect on our business, financial condition and results of operations.

The United States has enacted and proposed to enact significant tariffs. Additionally, President Trump has directed various federal agencies to further evaluate key aspects of U.S. trade policy and there has been ongoing discussion and commentary regarding potential significant changes to U.S. trade policies, treaties and tariffs. There continues to exist significant uncertainty about the future relationship between the U.S. and other countries with respect to such trade policies, treaties and tariffs. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the U.S. Any of these factors could depress economic activity and restrict our access to suppliers or customers and have a material adverse effect on our business, financial condition and results of operations,

We are currently operating in a period of economic uncertainty and capital markets disruptions, which have been significantly impacted by geopolitical instability due to the ongoing military conflict between Russia and Ukraine.

United States and other global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the start of the military conflict between Russia and Ukraine. On February 24, 2022, a full-scale military invasion of Ukraine by Russian troops was reported. Although the length and impact of the ongoing military conflict is highly unpredictable, the conflict in Ukraine could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions. In addition, Russian military actions and the resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets, potentially making it more difficult for us to obtain additional funds.

Any of the above-mentioned factors could affect our business, prospects, financial condition, and operating results. The extent and duration of the military action, sanctions and resulting market disruptions are impossible to predict, but could be substantial. Any such disruptions may also magnify the impact of other risks described in this Annual Report.

Our operations and financial condition may be materially adversely affected by geopolitical instability, armed conflicts, sanctions and related disruptions to global markets and supply chains.

Our operations and financial condition could be materially and adversely affected by geopolitical instability and armed conflicts, including the ongoing conflict between Russia and Ukraine and hostilities involving the United States, Israel and Iran and other countries in the Middle East. These conflicts, and any escalation or expansion thereof, may result in increased economic and market volatility, disruptions to global trade and supply chains, higher energy and commodity prices, inflationary pressures, increased costs of capital, reduced liquidity and investor confidence, and disruptions to the availability and cost of transportation, equipment and other supplies.

Governments and international organizations may impose or expand economic sanctions, export controls, trade restrictions or other measures in response to these conflicts, which could further disrupt global markets, financial systems and supply chains. In addition, heightened geopolitical tensions may increase the risk of cyberattacks, disruptions to critical infrastructure and other events that could adversely affect businesses and financial markets. The duration, scope and potential escalation of these conflicts and the resulting economic and political consequences are uncertain and difficult to predict. Any such developments, including disruptions to commodity markets or international trade and financial markets, could materially and adversely affect our operations, financial condition, liquidity, access to capital and results of operations.

If we fail to maintain effective internal controls over financial reporting, the price of securities may be adversely affected.

We may fail to maintain the adequacy of our internal controls over financial reporting as such standards are modified, supplemented or amended from time to time, and we cannot ensure that we will conclude on an ongoing basis that we have effective internal controls over financial reporting. Our failure to satisfy the requirements of applicable legislation on an ongoing, timely basis could result in the loss of investor confidence in the reliability of our financial statements, which in turn could harm our business and negatively impact the trading price and market value of our shares or other securities. In addition, any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations.

We may fail to maintain the adequacy of our disclosure controls. Disclosure controls and procedures are designed to ensure that the information required to be disclosed by us in reports filed with securities regulatory agencies is recorded, processed, summarized and reported on a timely basis and is accumulated and communicated to our management, as appropriate, to allow timely decisions regarding required disclosure.

No evaluation can provide complete assurance that our financial and disclosure controls will detect or uncover all failures of persons within the company to disclose material information otherwise required to be reported. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance with respect to the reliability of financial reporting and financial statement preparation. The effectiveness of our controls and procedures could also be limited by simple errors or faulty judgements.

Our results of operations could be affected by currency fluctuations.

We maintain accounts in currencies including the United States dollars and Australian dollars. While our functional currency is the United States dollar, we conduct our business using both the aforementioned currencies depending on the location of the operations in question and the payment obligations involved. Accordingly, the results of our operations are subject to currency exchange risks. To date, we have not engaged in any formal hedging program to mitigate these risks. The fluctuations in currency exchange rates may significantly impact our financial position and results of operations in the future.

We are dependent on key personnel and the absence of any of these individuals could adversely affect our business. We may experience difficulty attracting and retaining qualified personnel.

Our success is, and will be, dependent on a relatively small number of key management personnel, employees and consultants. Such skills and knowledge include the areas of permitting, geology, drilling, metallurgy, logistical planning, engineering and implementation of exploration programs, as well as finance and accounting. The loss of the services of one or more of such key management personnel could have a material adverse effect on our business. Our ability to manage our exploration and future development activities, and hence our success, will depend in large part on the efforts of these individuals. We face intense competition for qualified personnel, and there can be no assurance that we will be able to attract and retain such personnel.

Litigation or legal proceedings could expose us to significant liabilities and have a negative impact on our reputation or business.

From time to time, we may be party to various claims and litigation proceedings. All industries, including the mining industry, are subject to legal claims, with and without merit. Defense and settlement costs of legal claims can be substantial, even with respect to claims that have no merit. Due to the inherent uncertainty of the litigation process, the resolution of any particular legal proceeding to which we may become subject could have a material effect on our financial position, results of operations or our mining, project development operations and may divert our management’s attention.

Certain of our directors and officers also serve as directors and officers of other companies involved in natural resource exploration and development, which may cause them to have conflicts of interest.

Certain of our directors and officers also serve as directors and/or officers of other companies involved in natural resource exploration and development and, consequently, there exists the possibility for such directors and officers to be in a position of conflict.

We expect that any decision made by any of such directors and officers involving our business will be made in accordance with their duties and obligations to deal fairly and in good faith with a view to the best interests of the company and our stockholders, but there can be no assurance in this regard.

There will be significant hazards associated with our mining activities, some of which may not be fully covered by insurance. To the extent we must pay the costs associated with such risks, our business may be negatively affected.

In the course of exploration, development and production of mineral properties, certain risks, and in particular, unexpected or unusual geological operating conditions including rock bursts, cave-ins, fires, flooding and earthquakes may occur. Such occurrences could result in damage to mineral properties or facilities thereon, personal injury or death, environmental damage to our properties or the properties of others, delays in mining, monetary losses and possible legal liability.

Although we maintain insurance to protect against certain risks in such amounts as we consider being reasonable, our insurance will not cover all of the potential risks associated with our operations. We may also be unable to maintain insurance to cover certain risks at economically feasible premiums. In addition, insurance coverage may not continue to be available or may not be adequate to cover any resulting liability. Should such liabilities arise, they could reduce or eliminate any future profitability and result in increasing costs and a decline in the value of our securities.

Moreover, insurance against risks such as environmental pollution or other hazards as a result of exploration and production is not generally available to companies in the mining industry on acceptable terms. As a result, we may become subject to liability for pollution or other hazards that may not be insured against. Losses from these events may cause us to incur significant costs that could have a material adverse effect upon our financial performance and results of operations.

Capital and operating cost estimates made in respect of our current and future development projects and mines may not prove to be accurate.

Capital and operating cost estimates made in respect of our current and future development projects and mines may not prove to be accurate. Capital and operating costs are estimated based on the interpretation of geological data, feasibility studies, anticipated climatic conditions and other factors. Any of the following events, among the other events and uncertainties described herein, could affect the ultimate accuracy of such estimates: (i) unanticipated changes in grade and tonnage of ore to be mined and processed; (ii) incorrect data on which engineering assumptions are made; (iii) delay in construction schedules and unanticipated transportation costs; (iv) the accuracy of major equipment and construction cost estimates; (v) labor negotiations; (vi) changes in government regulation (including regulations regarding prices, cost of consumables, royalties, duties, taxes, permitting and restrictions on production quotas on exportation of minerals); and (vii) title claims.

Joint ventures and other partnerships may expose us to risks.

We may enter into joint ventures or partnership arrangements with other parties in relation to the exploration, development and production of the property in which we have an interest. Joint ventures can often require unanimous approval of the parties to the joint venture or their representatives for certain fundamental decisions such as an increase or reduction of registered capital, merger, division, dissolution, amendments of constating documents, and the pledge of joint venture assets, which means that each joint venture party may have a veto right with respect to such decisions which could lead to a deadlock in the operations of the joint venture. Further, we may be unable to exert control over strategic decisions made in respect of such properties. Any failure of such other companies to meet their obligations to us or to third parties, or any disputes with respect to the parties’ respective rights and obligations, could have a material adverse effect on the joint ventures or the property and therefore could have a material adverse effect on our results of operations, financial performance, cash flows and the price of our securities.

Failure to comply with federal, state and/or local laws and regulations could adversely affect our business.

Our mining operations are subject to various laws and regulations governing exploration, development, production, taxes, labor standards and occupational health, mine safety, protection of endangered and protected species, toxic substances and explosives use, reclamation, exports, price controls, waste disposal and use, water use, forestry, land claims of local people, and other matters. This includes periodic review and inspection of our property that may be conducted by applicable regulatory authorities.

Although the exploration activities on our property have been and, we expect, will continue to be carried out in accordance with all applicable laws and regulations, there is no guarantee that new laws and regulations will not be enacted or that existing laws and regulations will not be applied in a way which could limit or curtail exploration or in the future, production. New laws and regulations or amendments to current laws and regulations governing the operations and activities of mining or more stringent implementation of existing laws and regulations could have a material adverse effect on us and cause increases in capital expenditures costs, or reduction in levels of exploration, development and/or production.

Failure to comply with applicable laws and regulations, even if inadvertent, may result in enforcement actions thereunder, including orders issued by regulatory or judicial authorities causing operations to cease or be curtailed, and may include corrective measures requiring capital expenditures, installation of additional equipment or remedial actions. We may also be required to reimburse any parties affected by loss or damage caused by our mining activities and may have civil or criminal fines and/or penalties imposed against us for infringement of applicable laws or regulations.

We may pursue opportunities to acquire complementary businesses, which could dilute our shareholders’ ownership interests, incur expenditure and have uncertain returns.

We may seek to expand through future acquisitions of either companies or properties, however, there can be no assurance that we will locate attractive acquisition candidates, or that we will be able to acquire such candidates on economically acceptable terms, if at all, or that we will not be restricted from completing acquisitions pursuant to contractual arrangements. Future acquisitions may require us to expend significant amounts of cash, resulting in our inability to use these funds for other business or may involve significant issuances of equity. Future acquisitions may also require substantial management time commitments, and the negotiation of potential acquisitions and the integration of acquired operations could disrupt our business by diverting management and employees’ attention away from day-to-day operations. The difficulties of integration may be increased by the necessity of coordinating geographically diverse organizations, integrating personnel with disparate backgrounds and combining different corporate cultures.

Any future acquisition involves potential risks, including, among other things: (i) mistaken assumptions and incorrect expectations about mineral properties, mineral resources and costs; (ii) an inability to successfully integrate any operation our company acquires; (iii) an inability to recruit, hire, train or retain qualified personnel to manage and operate the operations acquired; (iv) the assumption of unknown liabilities; (v) limitations on rights to indemnity from the seller; (vi) mistaken assumptions about the overall cost of equity or debt; (vii) unforeseen difficulties operating acquired projects, which may be in geographic areas new to us; and (viii) the loss of key employees and/or key relationships at the acquired project.

At times, future acquisition candidates may have liabilities or adverse operating issues that we may fail to discover through due diligence prior to the acquisition. If we consummate any future acquisitions with unanticipated liabilities or that fails to meet expectations, our business, results of operations, cash flows or financial condition may be materially adversely affected. The potential impairment or complete write-off of goodwill and other intangible assets related to any such acquisition may reduce our overall earnings and could negatively affect our balance sheet.

The obligations associated with being a U.S. public company require significant resources and management attention, and we incur increased costs as a result of becoming a U.S. public company.

As a public company operating in both the United States and Australia, we face increased legal, accounting, administrative and other costs and expenses that we have not incurred previously, and we will incur additional costs related to operating as a U.S. public company. As a U.S. public company, we are required to, among other things:

●	prepare and file annual and other reports in compliance with the federal securities laws;

●	expand the roles and duties of our board of directors and committees thereof and management;

●	institute more comprehensive financial reporting and disclosure compliance procedures;

●	involve and retain, to a greater degree, outside counsel and accountants to assist us with the activities listed above;

●	build and maintain an investor relations function; and

●	comply with the listing and maintenance requirements of the NYSE American and ASX.

We also expect that being able to offer securities to the U.S. public will make it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These increased costs may require us to divert a significant amount of money that we could otherwise use to expand our business and achieve our strategic objectives.

There can be no guarantee that our interests in our property are free from any title defects.

We have taken all reasonable steps to ensure that we have proper title to our property. However, there can be no guarantee that our interests in our property are free from any title defects, as title to mineral rights involves certain intrinsic risks due to the potential problems arising from the unclear conveyance history characteristic of many mining projects. There is also the risk that material contracts between us and relevant government authorities will be substantially modified to the detriment of us or be revoked. There can be no assurance that our rights and title interests will not be challenged or impugned by third parties.

Our mining operations are dependent on the adequate and timely supply of water, electricity or other power supply, chemicals and other critical supplies.

Our exploration programs are dependent on the adequate and timely supply of water, electricity or other power supply, chemicals and other critical supplies. If we are unable to obtain the requisite critical supplies in time and at commercially acceptable prices or if there are significant disruptions in the supply of electricity, water or other inputs to our mining sites, our business performance and results of operations may experience material adverse effects.

Land reclamation requirements may be burdensome.

Land reclamation requirements are generally imposed on companies with mining operations or mineral exploration companies in order to minimize long term effects of land disturbance. Reclamation may include requirements to control dispersion of potentially deleterious effluents or reasonably re-establish pre-disturbance landforms and vegetation. In order to carry out reclamation obligations imposed on us in connection with exploration, potential development and production activities, we must allocate financial resources that might otherwise be spent on exploration and development programs. If we are required to carry out unanticipated reclamation work, our financial position could be adversely affected.

We are an “emerging growth company,” and any decision on our part to comply with certain reduced disclosure requirements applicable to emerging growth companies could make our common stock and/or warrants less attractive to investors.

We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act (“JOBS Act”), and, for as long as we continue to be an emerging growth company, we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, not being required to comply with any new requirements adopted by the Public Company Accounting Oversight Board, or the PCAOB, requiring mandatory audit firm rotation or a supplement to the auditor’s report in which the auditor would be required to provide additional information about the audit and the financial statements of the issuer, not being required to comply with any new audit rules adopted by the PCAOB after April 5, 2012 unless the SEC determines otherwise, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We could remain an emerging growth company until the earlier of: (i) the last day of the fiscal year in which we have total annual gross revenues of US$1.235 billion or more; (ii) the last day of our fiscal year following the fifth anniversary of the date of our first sale of common equity securities pursuant to an effective registration statement; (iii) the date on which we have issued more than US$1.0 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer. We cannot predict if investors will find our securities less attractive if we choose to rely on these exemptions. If some investors find our securities less attractive as a result of any choices to reduce future disclosure, there may be a less active trading market for our securities and the price of our securities may be more volatile. Further, as a result of these scaled regulatory requirements, our disclosure may be more limited than that of other public companies and you may not have the same protections afforded to shareholders of such companies.

Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended (the “Securities Act”), for complying with new or revised accounting standards. We have opted for taking advantage of the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act.

Due to our size and the limited number of personnel involved in our finance and accounting functions, we have identified material weaknesses in our internal control over financial reporting, and if we are unable to remediate these material weaknesses, or if we experience additional material weaknesses in the future, our financial reporting may not be accurate or timely and the market price of our securities could be adversely affected.

Management has concluded that our internal control over financial reporting was not effective as of June 30, 2026 due to material weaknesses resulting from (i) insufficient accounting and financial reporting personnel with the appropriate level of technical accounting and SEC reporting experience to support our financial reporting requirements and maintain appropriate segregation of duties; (ii) a lack of consistent and proper application of processes and procedures; and (iii) deficiencies in the design and operation of our financial close process, including controls over the preparation, review and approval of journal entries and account reconciliations.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our consolidated financial statements will not be prevented or detected on a timely basis. These material weaknesses could result in material misstatements in our consolidated financial statements or other financial information that may not be prevented or detected on a timely basis. Although management performed additional analysis and procedures as deemed necessary in connection with the preparation of our consolidated financial statements for the year ended June 30, 2026, and believes that such financial statements present fairly, in all material respects, our financial position, results of operations and cash flows for the period presented, the existence of material weaknesses increases the risk that future financial statements or other financial information may contain material misstatements.

With the oversight of our senior management and Audit Committee, we have instituted plans to remediate the material weakness and will continue to take remediation steps, including supplementing our internal accounting resources through the use of experienced external accounting and technical consultants who assist management with complex accounting matters. However, we will need to devote additional financial and management resources to remediate these material weaknesses, including potentially hiring additional personnel with appropriate technical accounting and SEC reporting experience, enhancing our accounting policies and procedures, improving the consistency of our financial reporting processes, strengthening our financial close process, and implementing and maintaining appropriate review and approval controls and segregation of duties.

If our internal control over financial reporting is not effective, the reliability of our financial reporting, investor confidence and the value of our securities could be materially and adversely affected. Any failure to implement and maintain effective internal control over financial reporting could result in additional errors in our financial statements that could require restatement, cause us to fail to meet our reporting obligations, and cause investors to lose confidence in our reported financial information, any of which could adversely affect the trading price of our securities.

There is substantial doubt about our ability to continue as a going concern. If we are unable to obtain additional financing, we may be forced to curtail or cease our operations.

Our financial statements as of and for the year ended June 30, 2026, have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Since our inception, we have incurred recurring losses from operations and negative cash flows from operating activities. For the years ended June 30, 2025 and June 30, 2026, we incurred net losses of $12.6 million and $24.7 million, respectively, and used $8.5 million and $8.8 million of cash in operating activities, respectively. As of June 30, 2026, we had an accumulated deficit of $136.0 million and cash and cash equivalents of $26.8 million.

These factors raise substantial doubt about our ability to continue as a going concern over the next 12 months and our independent auditors have included a ‘going concern’ explanatory paragraph in their report on our financial statements. Our ability to continue as a going concern is dependent upon our ability to raise additional capital through equity or debt financings, generate sufficient revenue from our operations, and reduce our operating costs. Our management’s plans to address these conditions include seeking additional financing through public or private offerings of our equity or debt securities and implementing cost-reduction measures. However, there can be no assurance that additional financing will be available on commercially acceptable terms, or at all, or that we will be successful in implementing any of our plans.

If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, we may be required to delay, reduce, or eliminate some or all of our planned operations, which could have a material adverse effect on our business, financial condition, and results of operations. If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our financial statements, and it is likely that investors will lose all or a part of their investment.

In addition, substantial doubt about our ability to continue as a going concern may materially and adversely affect the price per share of our securities, and it may be more difficult for us to obtain financing on favorable terms, if at all. Any of these factors could have a material adverse effect on our business, prospects, financial condition, and results of operations.

Risks Related to Our Securities

The market price of our common stock and warrants may fluctuate significantly, and you could lose all or part of your investment.

The market price of our common stock and warrants may be highly volatile and could fluctuate substantially as a result of a variety of factors, many of which are beyond our control. These factors may include fluctuations in the market prices of gold, antimony and other commodities; changes in general economic, market and industry conditions; changes in estimates of our financial results or mineral resources; exploration and development results at the Estelle Project; delays or changes in our exploration, development or permitting activities; changes in our capital structure or financing activities; changes in the market valuations of other mineral exploration and development companies; changes in key personnel; actions by shareholders; media coverage or market speculation; changes in applicable laws or governmental policies; and our ability to maintain the listing of our common stock and warrants on the NYSE American.

These and other factors could cause the market price of our common stock and warrants to decline substantially, regardless of our operating performance or prospects. You may lose all or part of your investment in our securities.

We may issue additional securities that rank senior to our common stock or otherwise dilute the interests of our existing shareholders.

Our board of directors (“Board of Directors”) may authorize the issuance of additional securities, including additional shares of common stock, preferred stock or securities convertible into or exercisable for common stock, subject to applicable law and the requirements of the NYSE American and ASX. The issuance of additional securities could dilute the ownership interests and voting power of our existing shareholders and could adversely affect the market price of our common stock.

In addition, if we issue preferred stock or other securities with rights, preferences or privileges senior to those of our common stock, holders of our common stock may be subject to greater risks, including reduced voting rights, a reduced interest in our assets or earnings and a lower priority in the event of our liquidation, dissolution or other winding-up. The issuance of additional securities, or the perception that additional securities may be issued, could also cause the market price of our common stock to decline.

U.S. investors may have difficulty enforcing civil liabilities against certain of our directors, officers and other persons located outside the United States.

Although Nova Minerals Corp is incorporated in Nevada, certain of our directors, officers and other persons who may be subject to civil liability in connection with the filing of this Annual Report and other periodic reports may reside outside the United States, and some or all of their assets may be located outside the United States. As a result, it may be difficult for U.S. investors to effect service of process within the United States on those persons or to enforce judgments obtained in U.S. courts against them or their assets located outside the United States.

The enforceability of any judgment obtained in a U.S. court will depend on the laws of the jurisdiction in which enforcement is sought. We cannot assure you that a foreign court would enforce a judgment of a U.S. court based on the civil liability provisions of U.S. federal securities laws or other laws. These limitations could make it more difficult for U.S. investors to pursue claims against certain of our directors, officers or other persons located outside the United States.

Certain provisions of Nevada law and our organizational documents may make it more difficult for a third party to acquire us or may limit our shareholders’ ability to take certain actions.

As a Nevada corporation, we are subject to the Nevada Revised Statutes and other applicable Nevada corporate law. In addition, our amended and restated articles of incorporation and bylaws contain provisions that may affect the rights of shareholders and the ability of shareholders or third parties to take certain corporate actions.

Certain provisions of Nevada law and our organizational documents may have the effect of delaying, deterring or preventing a change in control of our Company or making it more difficult for a third party to acquire us, even if such a transaction could be favorable to our shareholders. These provisions may also limit the ability of shareholders to take certain actions or influence the management of our Company.

These provisions, together with the provisions of our organizational documents governing the issuance of additional securities and other corporate matters, could discourage transactions that might otherwise result in shareholders receiving a premium for their shares or could otherwise adversely affect the market price of our securities.

We will require substantial additional capital to fund our exploration and development activities, and our efforts to obtain additional financing may result in dilution to our shareholders.

We expect to require substantial additional capital to fund exploration, technical studies, permitting, infrastructure, development and other activities at the Estelle Project and to fund our other corporate and working capital requirements. We may seek additional financing through the issuance of common stock, warrants, securities convertible into or exercisable for common stock, debt or other securities.

Any future equity financing may be highly dilutive to our existing shareholders. In addition, securities issued in future financings may be issued at prices below the then-current market price of our securities or may contain rights, preferences or privileges senior to those of our common stock. The issuance of additional securities, or the perception that additional securities may be issued, could also cause the market price of our securities to decline.

If we are unable to obtain additional financing on acceptable terms, or at all, we may be required to reduce, delay or eliminate certain exploration, development or other activities, which could adversely affect our business and the value of our securities.

We do not expect to pay dividends on our common stock in the foreseeable future.

We have not paid dividends on our common stock and do not expect to pay dividends in the foreseeable future. We currently intend to retain any future earnings and available cash to fund exploration, development and other activities and to support our business. Any future determination to pay dividends will be made at the discretion of our board of directors and will depend on a number of factors, including our financial condition, results of operations, capital requirements, contractual restrictions, applicable legal requirements and other factors that our board of directors may consider relevant.

Accordingly, shareholders should not expect to receive dividends on their investment in our common stock, and any return on an investment in our common stock may depend primarily on an appreciation in the market price of our common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

We face cybersecurity risks due to the breadth of networks and systems we must defend against cybersecurity attacks and threat actors seeking to inflict harm on us; and the substantial level of harm that could occur to us were we to suffer impacts of a material cybersecurity incident. We are committed to maintaining robust governance and oversight of these risks and to implementing mechanisms, controls, technologies, and processes designed to help us assess, identify, and manage these risks. In the year ended June 30, 2026, we did not experience a material “cybersecurity incident” as such term is defined in Item 106(a) of Regulation S-K. However, there can be no guarantee that we will not experience such an incident in the future. Such incidents, whether or not successful, could result in us incurring significant costs related to, for example, implementing additional threat protection measures and increased cybersecurity insurance premiums, defending against litigation, responding to regulatory inquiries or actions, paying damages, or taking other remedial steps with respect to third parties, as well as incurring significant reputational harm. In addition, these threats are constantly evolving, thereby increasing the difficulty of successfully defending against them or implementing adequate preventative measures. We seek to detect and investigate unauthorized attempts and attacks against our network, and to prevent their occurrence and recurrence where practicable through changes or updates to our internal processes and tools; however, we remain potentially vulnerable to known or unknown threats. In some instances, we and our suppliers may be unaware of a threat or incident or its magnitude and effects. Further, there is increasing regulation regarding responses to cybersecurity incidents, including reporting to regulators, which could subject us to additional liability and reputational harm. See “Item 1A. Risk Factors” of this Annual Report for more information on our cybersecurity risks.

We aim to incorporate industry best practices, consistent with other companies our size, throughout our cybersecurity program. Our cybersecurity strategy focuses on implementing effective and efficient controls, technologies, and other processes to assess, identify, and manage material cybersecurity risks

Due to our size, our Board of Directors has ultimate power to assess and oversight of our cybersecurity risk, which it manages as part of our enterprise risk management program. As of June 30, 2026, we did not have any consultants under engagement to advise on cybersecurity matters. Subsequent to June 30, 2026, the Company has engaged with third-party consultants to assist with IT and related cybersecurity matters.

ITEM 2. PROPERTIES

Information concerning our mining property in this Annual Report has been prepared in accordance with the SEC requirements of CFR Title 17, Subpart 229, Item 1300-1305 of Regulation S-K, which requires us to disclose our mineral resources and reserves as of the end of our most recently completed fiscal year for our material mining property.

As used in this Annual Report, the terms “mineral resource,” “measured mineral resource,” “indicated mineral resource,” “inferred mineral resource,” “mineral reserve,” “proven mineral reserve” and “probable mineral reserve” are defined and used in accordance with Subpart 229, Item 1300 of Regulation S-K. Under Subpart 1300 of Regulation S-K, mineral resources may not be classified as “mineral reserves” unless the determination has been made by a qualified person that the indicated and measured mineral resources can be the basis of an economically viable project. We currently have no mineral reserves, and you are specifically cautioned not to assume that any part or all the mineral resources will ever be converted into mineral reserves, as defined by the SEC. See “Item 1A. Risk Factors” of this Annual Report.

You are cautioned that, except for that portion of mineral resources classified as mineral reserves, mineral resources do not have demonstrated economic value. Inferred mineral resources are estimates based on limited geological evidence and sampling and have too high of a degree of uncertainty as to their existence to apply relevant technical and economic factors likely to influence the prospects of economic extraction in a manner useful for evaluation of economic viability. It should not be assumed that all or any part of an inferred mineral resource will ever be upgraded to a higher category. A significant amount of exploration must be completed in order to determine whether an inferred mineral resource may be upgraded to a higher category. Therefore, you are cautioned not to assume that all or any part of an inferred mineral resource exists, that it can be considered when assessing the economic viability of a mining project, or that it will ever be upgraded to a higher category. Likewise, you are cautioned not to assume that all or any part of measured or indicated mineral resources will ever be converted to mineral reserves. See “Item 1A. Risk Factors” of this Annual Report.

The information that follows regarding the Estelle Gold and Critical Minerals Project contained herein is derived from the S-K 1300 Report. As used herein, references to the “S-K 1300 Report” are to the technical report summary titled “Initial Assessment Technical Report Summary Estelle Gold Project, Alaska, USA” prepared by Roughstock Mining Services, LLC Nova Minerals Limited, Matrix Resource Consultants Pty Ltd., METS Engineering, Yukuskokon Professional Services and Jade North, LLC with an effective date of January 31, 2024, which was prepared in accordance with S-K 1300. The S-K 1300 Report is filed as Exhibit 96.1 to the Company’s F-1 registration statement filed on September 19, 2024. Subsequent to the S-K 1300 report being issued the Company has conducted further field exploration work and drilling and the results released publicly from that exploration program are included in the following information as well.

Exploration-Stage Property

The Estelle Project is an exploration-stage property. The Company has not established any Mineral Reserves for the Estelle Project and has not commenced commercial mining operations or commercial production. The Company continues to conduct exploration, drilling, geological mapping, sampling, metallurgical testing and other technical studies to evaluate the mineralization identified on the property and to advance the Estelle Project towards potential future development. There can be no assurance that the Company’s exploration and development activities will result in the establishment of Mineral Reserves or a commercially viable mining operation.

Overview

Our flagship project is the Estelle Project, which comprises 803 State of Alaska mining claims covering in aggregate of 127,102 acres (514km2) and is subject to a 2% net smelter royalty payable to AK Minerals. Nova owns 85% of the Estelle Project with AK Minerals owning the remaining 15%.

 The Project is situated approximately 150km northwest of Anchorage, Alaska’s largest city, on the Estelle Gold Trend in Alaska’s prolific Tintina Gold Belt, a province which hosts a 220 million ounce (Moz) documented gold endowment and some of the world’s largest producing gold mines including Kinross Gold Corporation’s Fort Knox Gold Mine. The belt also hosts significant antimony deposits and was a historical North American antimony producer.

Our vision is to concurrently develop the Estelle Project to become a world class, tier-one, global gold producer, and to secure a U.S. domestic supply chain for the strategic critical mineral antimony, from mining to a refined product.

The Project encompasses multiple mineralized areas along a corridor extending approximately 35 kilometers and includes more than 20 identified advanced-stage gold prospects. Mineral resources have been estimated for four deposits within the Project, with a combined S-K 1300-compliant mineral resource of approximately 5.17 million ounces (“Moz”) of gold, comprising 0.18 Moz Measured, 2.54 Moz Indicated and 2.45 Moz Inferred. Based on the Company’s 85% interest in the Project, its attributable share of these mineral resources is approximately 4.41 Moz of gold, comprising 0.16 Moz Measured, 2.22 Moz Indicated and 2.03 Moz Inferred.

The Company has also identified occurrences of antimony and other critical minerals associated with gold mineralization through surface sampling at multiple prospects within the Project area. Two of these prospects were drill tested during 2026, and assay results from that drilling that were still pending as of the date of this Annual Report. No mineral resource estimate has been established or reported for antimony or any other critical minerals at the Estelle Project to date.

In October 2025, the Company’s wholly owned U.S. subsidiary, Alaska Range Resources, LLC, received a US$43.4 million award under Title III of the U.S. Defense Production Act to advance the development of a pilot-scale antimony processing facility in Alaska capable of producing military-grade antimony trisulfide.

Following receipt of the award, the Company has advanced its plans to develop a secure, vertically integrated, domestic antimony supply chain, in Alaska. As of the date of this Annual Report, approximately 500 tons of equipment has been delivered to Port MacKenzie, over 100 tons of antimony-bearing material has been stockpiled from bulk sampling activities, permitted industrial zoned land has been secured, and supporting infrastructure has been established, with first antimony production from the pilot-scale antimony processing plant targeted in 2027. The Company has also continued to engage with federal, state and local government agencies regarding the development of its planned commercial-scale antimony supply chain.

Located in Mining-Friendly Alaska

All on state lands with streamlined permitting

Regulatory advantage – 514km^2 of State of Alaska claims

No federal or native title claims on tenements

Alaska has a long history of mining with a streamlined permitting process

Estelle is fully permitted for exploration

Presidential order signed to "ensure Alaska can take advantage of every opportunity to explore and develop its tremendous resources"

Alaska
Fairbanks
Tintina Gold Province
>220Moz Au
Estelle Project
Gold and Antimony
Anchorage
Juneau

Figure 3: Ours flagship Estelle Project is located in Alaska, a State with a long history of mining

The Estelle Gold and Critical Minerals Project

Project Description, Location and Access

The Estelle Project properties lie approximately 150km northwest of Anchorage, Alaska’s largest city, with approximate UTM coordinates of 505,000 N and 6,860,000 W, UTM = NAD83 Zone 5, lying within National Topographic System (NTS) Map Sheet 63JSE13. The project property area comprises of 803 State of Alaska mining claims covering in aggregate of 127,102 acres (514km2)

The city of Anchorage has a major population, which provides essential services and a large labor force for the interior parts of Alaska. The Project is a year-round operation, with all essential services including a base site which hosts a fully winterized 80-person camp with all the required facilities, which are powered by diesel generators, an on-site sample processing facility, helipad for 2 helicopters, and the 4,000-foot Whiskey Bravo airstrip, which can facilitate large capacity DC3 type aircraft. The project region is found among the Alaska Mountain Ranges with elevations ranging from 705m to 2,085m above sea level. The Alaska Range is a continuation of the Pacific Coast Mountains extending in an arc across the Northern Pacific. The nature of the terrain allows for accessible drilling all year round.

Easy access is currently available to the project via a winter road and by air. We anticipate access to be improved further by the proposed West Susitna Access Road, which would be an all-weather road situated on State land within the Matanuska-Susitna Borough and link the Estelle Project to port, rail and road infrastructure. The West Susitna Access Road has considerable support from both the community and the State government, and has progressed to the permitting stage, with geo technical drilling commenced in the summer of 2026.

500000
550000
600000
650000
6950000
6900000
6850000
6800000
6750000
Petersville
Talkeetna
Skwentna
Willow
Whiskey Bravo
- Estelle Camp
Mt. Spurr
Geothermal
Chuitna Coal
Chakachamna
Hydroelectric
Beluga
Tyonek
Anchorage
Nikiski
Kenai
Roads
Railroad
RS2477 Trails
West Su Access*
Donlin Gasline*
Pipelines
Transmission Lines
Power Projects*
Airfield
Nova Claims
Winter Trail
* Proposed
NOVA
MINERALS
Property Location
Estelle Project
Alaska, USA
0
25
50 km
Figure:

NAD 83 UTM Zone 5N

Figure 4: Property location map and infrastructure solutions for the Estelle Project

Mining Claims

The Estelle Project is encompassed by 803 Alaska State mining claims. All claims were acquired by our Joint Venture Partner (JVP) by staking in Alaska with the Division of Mining, Land and Water, and the Alaska Department of Natural Resources (DNR). The mining claims are wholly owned by AKCM (AUST) Pty Ltd (an incorporated joint venture company between Nova Minerals Limited and AK Minerals Pty Ltd) via 100% ownership of Alaskan incorporate company AK Custom Mining LLC. AKCM (AUST) Pty Ltd is owned 85% by Nova Minerals Limited and 15% by AK Minerals Pty Ltd. Nova owns 85% of the property through the joint venture agreement and AK Minerals Pty Ltd owns the remaining 15% along with a 2% NSR over the property.

Under Alaska mining law AK Custom Mining LLC owns the rights to all locatable minerals discovered on and within the allocated claims. Mining claims may be located by what is known as aliquot part legal description, which is meridian, township, range, section, quarter section, and if applicable quarter-quarter section. These claims are known as MTRSC locations, and they are generally located using GPS latitude and longitude coordinates. A quarter section location is typically about 160 acres in size, and a quarter-quarter section location is typically 40 acres in size. Rent for the larger size is always four times greater.

All the mining claims are in good standing and to retain title to the property AK Custom Mining LLC must submit an affidavit of annual expenditure to the 1st of September each year and pay the annual rents as calculated by the Alaska Department of Natural Resources by November 30 each year. The rental fees for the period to September 1, 2026, were paid, and as of the date of this Annual Report the Company is currently preparing the affidavit of annual expenditure to September 1, 2026, and will pay the annual rents to renew the claims to September 1, 2027 accordingly.

No other rights are held by any other company on the property and the claims are held to perpetuity as long as annual minimum expenditure requirements are met and the rents are paid on time each year. Reclamation must be completed annually and a reclamation report is submitted to the DNR.

At each of June 30, 2026 and June 30, 2025, the Company had total capitalized acquisition costs for the Estelle Project of $2.5 million. Additionally, the associated plant and equipment had a net value of $5.0 million as of June 30, 2026 and $1.5 million as of June 30, 2025.

490000
500000
510000
6880000
6870000
6860000
6850000

Nova (AK Custom Mining) State of Alaska Mining Claims

USGO Claimblock

NOVA MINERALS

Estelle Claims

Estelle Project

Alaska, USA

0 2.5 5 km

Figure:

Figure 5: Claims tenement map of the Estelle Project – Map Coordinate System: UTM = NAD83 zone 5

For more details of the Estelle Project mining claims schedule, please see Appendix 1 of the S-K 1300 Report filed as Exhibit 96.1 to the Company’s Registration Statement on Form F-1 (File No. 333-282224) filed on September 19, 2024.

The Estelle Project area is district in scale and hosts four identified large intrusion related gold system (“IRGS”) deposits: Korbel Main, RPM North, RPM South and Cathedral. The Estelle Project area also includes more than 20 identified gold prospects at varying stages of exploration, including, Blocks C & D, Isabella, Sweet Jenny, You Beauty, Shoeshine, Shadow, Train, Trumpet, Discovery, Muddy Creek, Stoney, T5, Tomahawk, Trundle, Rainy Day, West Wing, Revelation, Portage Pass, NK, Stibium, Styx and Wombat. Surface sampling has also identified coincident antimony occurrences at six of these prospects.

490000
500000
510000
520000
6880000
6870000
6860000
6850000
Isabella
Sweet Jenny
Blocks C&D
Korbel
Cathedral
You Beauty
Portage Pass
NK
Portage Creek
Stibium
Estelle Camp
Tomahawk
Wombat
Trundle
Rainy Day Vein
Stoney
West Wing
Muddy Creek
Discovery
Trumpet
Shadow
Styx
Train
Shoeshine
Revelation
RPM North
RPM Valley
RPM South
Gold Deposit
Gold Prospect
Gold and Antimony Prospect
NOVA MINERALS
Prospects Map
Estelle Gold and Critical Minerals Project
Alaska, USA
0
2.5
5 km
Figure:
NAD 83 UTM Zone 5N

Figure 6: The Estelle Project – District scale with over 20 identified advanced gold prospects, including 6 identified with co-incident antimony from surface sample results – Map Coordinate System: UTM = NAD83 zone 5

Estelle Project History

Historical regional mapping of the southern Alaska Range was conducted by the United States Geological Survey (“USGS”) in the early 1900’s. Minor placer gold was noted, and the presence of granitic intrusive rocks were mapped in the vicinity of what is now known as the Estelle Pluton. The USGS revisited the area periodically from the 1969 through 2013 conducting stream sediment, pan-concentrate, and rock chip sampling.

Prospecting in the Mount Estelle area has been conducted by several private companies starting in the 1980’s. From 1980 to 1985, many of the claims were held for their placer potential, and in 1982 AMAX staked at least four claims over the Lower Discovery showing at Mount Estelle. However, placer mining was hampered by the prevalence of large glacial boulders in the stream gravels.

Cominco explored the region in the late-1980’s, and conducted surficial mapping and sampling as well as diamond-core drilling in the vicinity of the Train, Shoeshine, Shadow and Discovery Creek prospects. Hidefield Gold Plc. (Hidefield) and International Tower Hill Mines, Ltd. (ITH) explored the property in the early 2000’s, and most recently Millrock Resources Inc. (Millrock) was active from 2008 to 2013. Cominco, ITH, and Hidefield primarily focused around the Shoeshine area mineral occurrences, whereas Millrock conducted a surface geochemical survey from the northern portion of the current claim block north of Portage Creek to the southern portion south of Emerald Creek. Numerous occurrences were identified, and gold in soil anomalies occur throughout the entire claim block. Alaska Resource Data Files (ARDF) exist throughout the property as a result of this previous work.

Korbel

Mineralization in the vicinity of Korbel was first discovered at Oxide Ridge; now referred to by Nova as Cathedral. Chip sampling of oxidized granitic intrusive rocks hosting sheeted quartz veins and blebby arsenopyrite yielded anomalous gold values, which lead to broad reconnaissance in the Korbel valley. Similar mineralization was identified in outcrops across the valley to the north, which lead field crews to conduct conventional soil sampling across the valley below. Korbel valley is one of the few places on the Estelle property where conventional soil sampling, as opposed to talus fines sampling, can be conducted. The results from these soil samples lead to the first IP survey conducted on the property in the fall of 2010. A chargeability anomaly located in the valley was the target of the first drill hole at Korbel in 2011 (SE11—001).

Drilling in 2012 intersected multiple mineralized zones. In three of the holes (SE12-002, 003, 004) the zones appear to occur along a rough northwest trend with veins exhibiting steep, near-vertical dips. Mineralized zones up to 100 meters wide were encountered along this trend which then had a drilled strike length of 740 meters. These holes were designed to follow up the Oxide (Korbel) discovery hole drilled in 2011. Anomalous gold mineralization was intersected over wide zones in all holes drilled. The grade of mineralization, however, appears to increase to the southeast. Hole SE12-004, the southeastern-most hole drilled, intersected gold mineralization throughout the majority of the hole with a highlight intercept of 41.45 meters grading 1.14 grams gold per ton.

RPM

RPM was discovered in 2010 when the results from a 3.5km long soil survey returned anomalous gold values. Follow-up mapping and sampling in 2011 extended and refined this anomalous zone as well as defined a highly anomalous granitic intrusion with stockwork arsenopyrite bearing quartz veins near the contact with the Kahiltna hornfelsed sediments.

The single 2012 drill hole at RPM targeted this intrusive and undercut sheeted quartz veins and stockworks exposed at surface. The hole encountered significant gold mineralization with an intercept of 2.07 g/t Au over 21.94 meters within a 102.11-meter interval averaging 1.04 grams per ton gold from 26.52 to 128.63 meters with mineralization remaining open in all directions

In 2017 Nova recognized the significance of the Estelle property and acquired the mineral rights to it.

Exploration

Surface Exploration

2018

Nova acquired 173 mining claims at the Estelle Project in 2017 and added four additional claims in 2018. Prior to initial field reconnaissance, Nova reviewed historical technical reports, public records, Alaska Resource Data Files and drill logs. Geological mapping by Pacific Rim Geological Consulting identified elevated gold associated with bismuth-telluride and arsenopyrite mineral phases hosted in sheeted quartz veins and alteration assemblages, consistent with an intrusion-related gold system (“IRGS”) model. Initial mapping identified two targets, Oxide North and Oxide South, now comprising Korbel Main, where chip sampling returned gold grades of up to 1.04 g/t and identified arsenopyrite, pyrite, pyrrhotite, chalcopyrite and tetrahedrite. The geological characteristics observed at Estelle were considered comparable to those of the Dublin Gulch and Fort Knox deposits, which occur in similar geological settings.

 2019

A limited surface sampling program was conducted in 2019 to evaluate the RPM and Shoeshine prospects. 160 claims were acquired widening the central trend from Korbel to Muddy Creek. In addition, approximately 8km of induced-polarization (IP) surveys were conducted over Korbel. These results identified two mineralized trends referred to as Resource Block A and Resource Block B.

2020

A total of 48 rock samples were collected focusing on mineralization identified at Cathedral and RPM with a few samples collected at Train. Highlights from rock samples collected at the Cathedral target returned gold grades of 114.0 g/t, 98.3 g/t, 37.1 g/t, 24.5 g/t, 19.6 g/t and 11.05 g/t. Highlights from rock samples collected at RPM included gold grades of 291.0 g/t, 103.0 g/t, 9.3 g/t, 8.9 g/t, 8.8 g/t, and 5.0 g/t. The 291 g/t sample was collected at the location of RPM North. Multi-gram values were also returned from Train rock samples. 161 additional adjacent claims were acquired.

2021

A total of 54 rock samples were collected, including representative chip samples, representative outcrop samples, high grade outcrop samples, and occasional talus samples. A total of 81 talus fines samples were also collected in the vicinity of various prospects. Notable high grade mineralization was sampled throughout the property from Korbel to RPM. Gold highlights from rock samples include 48.4 g/t Au near Stoney, 30.4 g/t near Train, 26.9 g/t near Korbel, 25.2 g/t at Train, 21.6 g/t at Train, and 12.5 g/t between Korbel and Portage Pass. The polymetallic system at Stoney was visited and sample returned anomalous silver and copper in addition to gold. Impressive gold in soil anomalies were discovered over a 1km traverse at Shoeshine. Relatively anomalous talus fines gold values were also returned from the northern cirques at Korbel. 196 additional claims were acquired along the western margin of the existing claim block.

42

2022

163 rock samples and 184 soil samples were collected across the claim block in 2022. Samples were collected at several prospects including Discovery, Muddy Creek, Mount Estelle, Train, Trumpet, RPM, and Revelation. High-grade gold values were encountered at Discovery and Muddy Creek with gold values including 43.6 g/t, 15.9 g/t, and 5.8 g/t in rock samples. Numerous multi-gram gold in soils were returned over 1km in strike length at Muddy Creek, revealing one of the more impressive soil anomalies on the claim block. Rock samples around Mount Estelle returned gold values of 38.2 g/t, 25.9 g/t, and 7.0 g/t in addition to numerous ~1 g/t samples. The initial discovery at Trumpet was made just north of Train with rock samples returning gold values of 32.8 g/t, 16.6 g/t, 16.0 g/t, 13.6 g/t, and 12.7 g/t. Train was sampled in more detail with rock samples returning values of 80.2 g/t, 17.9 g/t, 17.7 g/t, 16.6 g/t, and 10.4 g/t in addition to numerous multi-gram samples. Follow-up sampling at Revelation revealed a continuous gold in soil anomaly over 300 meters. Recommendations were made to advance reconnaissance scale mapping and sampling at Stoney, and to develop the initial drilling campaign at Train and Trumpet.

2023

Extensive surface exploration mapping and sampling programs were conducted in 2023. A total 447 rock samples, 678 soil samples, and 21 stream sediment samples were collected throughout the property. New discoveries were made at what are now called the Styx and Stibium prospects, and are associated with anomalous gold and antimony. Previously known prospects were further refined with more detailed mapping and sampling. A recently exposed nunatak between Train and Trumpet was discovered to host gold-bearing quartz arsenopyrite veins with grades up to 132.5 g/t. A project high value of 1,290 g/t Au was collected in the vicinity of Shoeshine from an arsenopyrite vein. Numerous large quartz veins up to 4m thick were discovered in the vicinity of Trundle. Additional sampling was conducted near Stoney, and several new mineralized sulfide veins grading 5 g/t Au were discovered.

2024

Another extensive surface exploration mapping and sampling program was conducted over the Estelle property in 2024 with the teams concentrating on the RPM, Muddy Creek, Stoney, Wombat, Stibium, and Styx areas. This year the geologists were not just looking for gold but also antimony and other critical mineral occurrences across the property as well. A total 225 rock samples, 511 soil samples, and approximately 5 tons of bulk sample material were collected across the property. Assays results from the 2024 surface exploration program resulted in a number of significant new discoveries of both gold and antimony including:

●	High-grade antimony (Sb) and gold discovered in outcrop at the Styx prospect, with grades up to 54.1% Sb and 9.8 g/t Au.

●	The previously identified high-grade gold mineralization zone at Muddy Creek has been extended by a further 400m to 800m in length now with 6 rock samples grading greater than 10 g/t Au, including a high of 128.5 g/t Au, and 8 soil samples grading greater than 2 g/t Au and a high of 6.3 g/t Au. Muddy Creek is considered to be one of the most impressive gold anomalies on the claim block to date.

●	Rock and soil samples for both antimony and gold collected at the Stibium prospect identified high-grade resource drill targets within an 800m long by 400m wide antimony-gold rich zone with antimony results of up to 56.7% Sb and 11 samples grading greater than 30% Sb, and gold results up to 141 g/t Au and 7 samples grading greater than 20 g/t Au.

●	Rock samples from the Wombat prospect revealed exceptionally high-grade gold in quartz veins with 7 rock samples grading greater than 2 g/t Au and a high of 360 g/t Au. Gallium with grades up to 74.5 ppm Ga was discovered at Wombat.

●	Surface sampling in the RPM regional area identified further high-grade RPM style gold with 20 rock samples grading greater than 1 g/t Au and a high of 52.3 g/t Au. In addition, till samples from the RPM glacial debris lobe averaged 1.1 g/t Au over a 1.7km long strike length.

Surface sampling was conducted across the Estelle Project tenements and identified numerous prospect areas. These are considered early stage green-fields exploration prospects that currently have no material impact on resources defined at the Estelle Project. The results indicate potential for future resources in these areas and requires extensive follow up work to generate drill targets which the company is pursuing.

2025

During the 2025 field season, an extensive surface exploration mapping and sampling program was undertaken across three main areas of the Estelle Project and comprised of over 30 traverses covering 75-line kilometers, 430 soil samples, 170 rock samples, and 26 stream sediment samples.

As a result of the 2025 surface exploration program the following discoveries were made:

●	At RPM, surface sampling identified new gold anomalies west of RPM and along the northern end of the main RPM ridgeline, with rock samples returning up to 24.6 g/t Au and soil samples up to 5.5 g/t Au. These results build on earlier reconnaissance sampling, which returned rock grades of up to 52.3 g/t Au. The RPM ridgeline was identified as a high-priority drill target for 2026.

●	At West Wing, surface sampling identified a gold-copper anomaly measuring approximately 1,500 meters by 800 meters. The anomaly is supported by rock and soil samples returning up to 15.5 g/t Au and 6.9% Cu, respectively, and builds on earlier reconnaissance sampling that returned gold grades of up to 25.8 g/t Au.

●	At Portage Pass, approximately 2.5 km from Korbel, surface sampling identified a broad gold anomaly with a geochemical signature comparable to the Korbel deposit. The anomaly is supported by seven rock samples grading above 2 g/t Au, including a high of 14.3 g/t Au, and 10 soil samples grading above 0.5 g/t Au, with a high of 1.8 g/t Au. Follow-up soil sampling and an induced polarization (“IP”) geophysical survey are planned for 2026.

Surface sampling is considered early stage green-fields exploration, and the results currently have no material impact on resources defined at the Estelle Project. The results indicate the potential for future resources in the areas identified but require extensive follow up work to generate drill targets which the company is pursuing.

The tables below summarize the surface exploration sampling results announced for both gold and antimony on prospects across the Estelle Project area to date.

Gold Surface Sampling Results to June 30, 2026

	Rock Chip						Soil						Stream
Prospect	Sample Count				High value	Average	Sample Count				High value	Average	Sample Count				High value	Average
	Rock Sample#	<0.01 g/t Au	0.01-1 g/t Au	>1 g/t Au	g/t Au	g/t Au	Soil Sample#	<0.01 g/t Au	0.01-1 g/t Au	>1 g/t Au	g/t Au	g/t Au	Stream Sample#	<0.01 g/t Au	0.01-1 g/t Au	>1 g/t Au	g/t Au	g/t Au
Korbel	112	12	85	15	114	3.29	146	24	112	10	2.69	0.22	0	0	0	0
RPM	155	20	93	42	291	4.34	370	28	304	39	5.46	0.39	3	0	3	0	0.857	0.51
Train	99	5	29	65	80.2	7.69	92	4	71	17	3.33	0.5	0	0	0	0
Trumpet	102	2	56	44	132.5	4.66	75	0	69	6	4.8	0.39	1	0	1	0	0.033	0.03
Shoeshine	19	0	3	16	1290	82.35	33	0	24	9	7.54	1.22	0	0	0	0
Muddy Creek	61	0	22	39	128.5	19.28	35	0	4	31	6.33	2.7	0	0	0	0
Shadow	7	0	2	5	44.2	11.32	12	0	8	4	6.75	1.27	0	0	0	0
Discovery Creek	12	0	3	9	43.6	7.84	4	0	4	0	0.601	0.53	7	0	7	0	0.378	0.19
Estelle	46	8	28	10	38.2	1.41	43	6	36	1	1.205	0.13	0	0	0	0
Stoney	68	7	43	18	74.5	2.85	44	12	29	3	3.39	0.25	0	0	0	0
Stibium	88	2	55	31	141	6.31	205	13	152	40	25.6	0.91	3	3	0	0	0.005	0
Styx	23	2	14	7	9.78	1.42	65	6	58	1	1.28	0.17	2	0	2	0	0.024	0.02
Portage	34	5	17	12	14.25	1.72	83	9	72	2	1.775	0.2	0	0	0	0
Tomahawk	17	2	9	6	6.53	1.3	21	0	20	1	1.275	0.34	0	0	0	0
Trundle	21	1	7	13	20.9	3.3	11	1	10	0	0.456	0.18	0	0	0	0
Wombat	69	0	44	25	360	12.51	50	0	45	5	2.82	0.4	0	0	0	0
West wing	38	7	26	5	25.8	1.17	54	1	48	5	3.26	0.27	1	0	1	0	0.022	0.02
Revelation	25	2	19	4	3.44	0.5	35	0	30	5	2.93	0.46	4	0	4	0	0.435	0.13
Regional	182	47	113	22	19	0.82	497	111	365	21	7.32	0.16	29	20	9	0	0.119	0.01
Au Total:	1,178	122	668	388			1,875	215	1,461	200			50	23	27

Antimony Surface Sampling Results to June 30, 2026

	Rock Chip						Soil						Stream
Prospect	Sample Count				High value	Average	Sample Count				High value	Average	Sample Count				High value	Average
	Rock Sample#	<1000 g/t Sb	1000-10000 g/t Sb	>10000 g/t Sb	g/t Sb	g/t Sb	Soil Sample#	<1000 g/t Sb	1000-10000 g/t Sb	>10000 g/t Sb	g/t Sb	g/t Sb	Stream Sample#	<1000 g/t Sb	1000-10000 g/t Sb	>10000 g/t Sb	g/t Sb	g/t Sb
Korbel	103	103	0	0	967	19.12	146	146	0	0	122.5	11.61	0	0	0	0
RPM	118	116	2	0	2180	66.24	371	371	0	0	95.9	5.53	3	3	0	0	7.43	4.32
Train	97	92	4	1	21400	514.96	92	91	1	0	3160	69.44	0	0	0	0
Trumpet	102	79	17	6	167500	3753.96	75	73	1	1	38200	619.09	1	1	0	0	5.16	5.16
Shoeshine	19	16	3	0	9080	749.56	33	33	0	0	950	133.66	0	0	0	0
Muddy Creek	61	59	2	0	8200	229.12	35	35	0	0	136.5	22.38	0	0	0	0
Shadow	7	5	1	1	30100	4809.18	12	12	0	0	47.7	12.26	0	0	0	0
Discovery Creek	12	12	0	0	28.6	11.11	4	4	0	0	11.7	7.36	7	7	0	0	7.66	3.94
Estelle	46	46	0	0	593	100.6	43	42	1	0	1225	65.06	0	0	0	0
Stoney	68	48	16	4	17800	1459.75	44	41	3	0	4810	282.44	0	0	0	0
Stibium	88	52	17	19	605000	69572.65	205	195	8	2	27500	414.07	3	3	0	0	8.56	4.79
Styx	23	9	5	9	541000	83195.15	65	64	1	0	2210	128.68	2	2	0	0	5.48	4.7
Portage	34	28	5	1	10000.1	769.33	83	83	0	0	629	23.54	0	0	0	0
Tomahawk	17	16	1	0	1320	181.19	21	21	0	0	90.4	21.22	0	0	0	0
Trundle	21	15	5	1	25000	1903.96	11	11	0	0	160	34.59	0	0	0	0
Wombat	69	68	1	0	1020	152.16	50	50	0	0	111	12.22	0	0	0	0
West wing	38	36	2	0	3880	204.33	54	54	0	0	133	26.34	1	1	0	0	32.3	32.3
Revelation	25	25	0	0	88.1	12.24	35	35	0	0	81.7	14.4	4	4	0	0	21.5	13.68
Regional	182	165	12	5	396000	3771.59	497	495	2	0	2620	35.03	29	29	0	0	35	5.95
Total:	1,130	990	93	47			1,876	1,856	17	3			50	50	—	—

Drilling

2018

The 2018 field season was primarily focused on surface reconnaissance, but Nova did mobilize a reverse-circulation (RC) rig to site and drilled 126 meters of to test along strike north and south of the discovery hole SE11-001 (387m at 0.40 g/t Au). Overburden conditions and late season weather prohibited further work this season.

2019

A total of 32 holes and 2,105 meters of drilling was completed at Korbel in 2019. These holes were completed with an RC rig using NQ drill rods. Highlights include:

●	OX-RC-016 — 70m @ 1.2 g/t Au
●	OX-RC-017 – 61m @ 0.5 g/t Au

2020

Drilling at Korbel was the primary focus of the 2020 field season. 64 holes and 27,004 meters were drilled with diamond-core LF70 drilling rigs operated by Ruen Drilling. Highlights include:

●	KBDH-012 – 429m @ 0.6 g/t Au from 3m
	○	Including 101m @ 1.3 g/t Au, 82m @ 1.5 g/t Au, and 30m @ 2.4 g/t Au
●	KBDH-024 – 549m @ 0.3 g/t Au from 3m
	○	Including 97m @ 0.8 g/t Au, 15m @ 2.3g/t Au, and 3m @ 8.2 g/t Au

46

2021

Nova focused the majority of their field season on Korbel, drilling 81 holes and 29,074 meters.

Korbel highlights include:

●	KBDH-072 – 308m @ 0.7 g/t Au from surface
	○	Including 113m @ 1.0 g/t Au, 49m @ 1.5 g/t Au, and 21m @ 2.5 g/t Au
●	KBDH-081 – 277m @ 0.5 g/t Au from surface
	○	Including 94m @ 1.0 g/t Au, 30 m @ 1.9 g/t Au, and 9m @ 4.4 g/t Au

Nova also drilled the first six holes at RPM totaling 2,567 meters.

RPM highlights include:

●	RPM-005 – 400m @ 3.5 g/t Au from surface
	○	Including 287m @ 4.8 g/t Au, 132m @ 10.1 g/t Au, and 86m @ 14.1 g/t Au

2022

RPM was the primary focus of the 2022 drilling campaign. 31 holes and 10,719 meters were drilled. Drilling occurred at RPM North, RPM South, and in the valley below RPM. Drilling highlights at RPM North from 2022 included:

●	RPM-008 – 260m @ 3.6 g/t Au from 11m
	○	Including 140m @ 6.5 g/t Au, 87m @ 10.1 g/t Au, and 56m @ 15.0 g/t Au
●	RPM-015 – 258m @ 5.1 g/t Au from surface
	○	Including 161m @ 8.1 g/t Au, 117m @ 11.1 g/t Au, and 45m @ 25.3 g/t Au
●	RPM-022 – 193m @ 3.9 g/t Au from 4m
	○	Including 67m @ 10.4 g/t Au, 43m @ 15.8 g/t Au, and 34m @ 19.4 g/t Au

 Drilling highlights at RPM South from 2022 included:

●	RPM-023 – 333m @ 0.9 g/t Au from 8m
	○	Including 116m @ 0.9 g/t Au, 94m @ 1.0 g/t Au, and 15m @ 2.3 g/t Au
●	RPM-028 – 352m @ 0.3 g/t Au from 8m
	○	Including 131m @ 0.6 g/t Au, 52m @ 0.7 g/t Au, and 13m @ 1.4 g/ Au

10,289 meters were drilled at Korbel including 4,603 meters at Cathedral. The Korbel Main drilling was infill drilling for resource definition and the results confirmed continuity of mineralization but no highlights were reported. Highlights of the maiden drill program at Cathedral include:

●	CTDD-001 – 354m @ 0.3 g/t Au from 104m
	○	Including 11m @ 1.1 g/t
●	CTDD-003B – 269m @ 0.4 g/t Au from 168m
	○	Including 70m @ 0.6 g/t Au, and 3m @ 2.7 g/t Au

47

2023

The focus of the 2023 drilling season was entirely at RPM. 6,632 meters were drilled over 29 holes at RPM North, RPM South, and at RPM Valley in the valley below.

Highlights from RPM North in 2023 include:

●	RPM-056 – 98m @ 3.4 g/t Au from 48m
	○	Including 38m @ 7.5 g/t Au and 27m @ 10.4 g/t Au
●	RPM-057 – 120m @ 5.0 g/t Au from 93m
	○	Including 79m @ 7.4 g/t Au and 63m @ 9.0 g/t Au
●	RPM-061 – 74m @ 2.5 g/t Au from 83m
	○	Including 13m @ 6.2 g/t Au and 6m @ 11.5 g/t Au

Highlights from RPM South in 2023 include:

●	RPM-042 – 23m @ 1.1 g/t Au from 14m
	○	Including 10m @ 1.7 g/t and 6m @ 1.9 g/t

An initial limited scout drilling program comprising of 589m in 6 holes from one pad was started at the Train prospect and paused early due to poor weather, priorities elsewhere and cost savings. The target at Train remains wide open with several target zones still to be tested. As such, further work is required, and the company plans to re-commence the drilling program at a later date.

Drill assay results confirmed anomalous gold (>0.1g/t) throughout with several sample intervals returning >1 g/t as detailed below, with best results including:

●	TRN-001 - 1.4m @ 2.3 g/t Au from 7m
●	TRN-002 - 3.0m @ 1.5 g/t Au from 38m
●	TRN-003 - 1.4m @ 3.3 g/t Au from 7m

2024

The 2024 drilling program focused on near surface mineralization less than 50m in depth in support of a potential RPM starter mine which the Company was investigating. 732 meters were drilled over 21 holes at RPM North where the program successfully extended the high-grade core zone to surface with over 20 significant broad intercepts from surface grading greater than 5 g/t Au, and a high of 52.7 g/t Au. All holes ended in mineralization with significant results including:

●	RPMRC-24017 – 29m @ 7.1 g/t Au from surface
	○	Including 22m @ 9.4 g/t Au and 2m @ 52.7 g/t Au
●	RPMRC-24016– 39m @ 5.4 g/t Au from surface
	○	Including 20m @ 10.2 g/t Au and 11m @ 16.4 g/t Au
●	RPMRC-24005 – 43m @ 4.4 g/t Au from 2m
	○	Including 13m @ 10.7 g/t Au and 2m @ 39.2 g/t Au
●	RPMRC-24008 – 45m @ 3.4 g/t Au from surface
	○	Including 31m @ 4.7 g/t and 8m @ 10.5 g/t

48

2025

The 2025 drilling program focused on the RPM, Korbel, and Stibium areas.

At RPM North, drilling expanded the mineralized halo surrounding the high-grade core and identified additional eastern mineralization, supporting the continuity of broad, near-surface gold mineralization. Significant results included:

●	RPM-080 – 180m @ 0.7 g/t Au from 4m
	○	Including 108m @ 1.1 g/t Au and 2m @ 19.7 g/t Au from 15m
●	RPM-078 – 162m @ 1.0 g/t Au from 3m
	○	Including 54m @ 1.6 g/t Au from 109m and 2m @ 15.1 g/t Au from 147m

At RPM Valley, infill drilling returned multiple broad gold intercepts exceeding 1 g/t Au, including an Estelle Project-record visible gold intercept of 0.5 meters at 364 g/t Au, supporting continuity of mineralization below the existing pit shells. Significant results included:

●	RPM-081 – 65m @ 3.6 g/t Au from 83m
	○	Including 36m @ 5.5 g/t Au from 91m and 0.5m @ 364 g/t Au from 101m
●	RPM-069 – 155m @ 0.9 g/t Au from 71m
	○	Including 94m @ 1.3 g/t Au from 126m and 18m @ 2.8 g/t Au from 196m

At Korbel, drilling defined a higher-grade near-surface core within the bulk-tonnage Korbel Main resource, with gold grades up to 1.2 g/t Au and significant intercepts that support the potential development of a pilot starter pit.

Drilling at Stibium was stopped for the winter, with the program to be completed in the 2026 field season.

The table below summarizes the drilling which we have completed at the Estelle Project up to June 30, 2026. Note the Estelle Project mineral resource estimate for gold in the S-K 1300 report was defined using the drilling information available on March 31, 2023. Approximately 14,500 meters of drilling undertaken after March 31, 2023 in the 2023 to 2025 drill programs, as well as drilling planned for the 2026 season, will be used for an updated MRE at a later date.

	RPM
	(North, South & Valley)		Stibium		Train		Korbel Main		Cathedral		Total
Year	No. of Holes	Length (m)	No. of Holes	Length (m)	No. of Holes	Length (m)	No. of Holes	Length (m)	No. of Holes	Length (m)	No. of Holes	Length (m)

Pre-2019	1	182	-	-	-	-	5	1,159	1	283	7	1,624
2019	-	-	-	-	-	-	32	2,105	-	-	32	2,105
2020	-	-	-	-	-	-	64	27,004	-	-	64	27,004
2021	6	2,567	-	-	-	-	81	29,074	-	-	87	31,641
2022	31	10,719	-	-	-	-	21	5,686	10	4,603	62	21,008
2023	29	6,632	-	-	4	589	-	-	-	-	33	7,221
2024	21	732	-	-	-	-	-	-	-	-	21	732
2025	35	5,295	5	1,271							40	6,566
Total	123	26,127	5	1,271	4	589	203	65,028	11	4,886	346	97,901

2026 Field Season Exploration Activities

Subsequent to fiscal 2026, the company has continued its exploration and drilling programs at Estelle, with another extensive surface and mapping exploration program undertaken and approximately 9,000 meters drilled in the 2026 Alaskan summer field season, with all assays pending as of the date of this Annual Report. Drilling in 2026 primarily focused on RPM, with multiple pads established along more than 3km of strike to test newly identified mineralized intrusives and support resource infill and expansion at RPM Valley. At Stibium, a new drill pad was established on the southern slope to improve access to the target zone. At Train, two additional exploratory drill holes were completed to test the depth and extent of mineralized quartz-arsenopyrite-chalcopyrite veining, following surface sampling that returned gold grades of up to 128 g/t Au. At Styx, two drill holes were completed to test the down-dip extent of a quartz-stibnite vein, while more than 100 tons of stibnite-rich material was collected for processing through the Whiskey Bravo ore sorter and potential use as feed for the Port MacKenzie antimony pilot plant. The Company also completed geophysical surveys to refine future exploration targets and continued property-wide geological mapping and sampling.

Geological Setting

The Estelle Project is located in the Alaska Range in the southwestern extremity of the Tintina Gold Province, within the Dillinger sub-member of the Farewell Terrane, comprising Cambrian to Devonian deep-water basinal shales and sandstones. Both the terrane and the Tintina Gold Province terminate on the Broad Pass/ Mulchatna Fault Zone, near the Estelle Project’s southern property boundary.

Within the property, lie the Mesozoic marine sedimentary rocks of the Kahiltna terrane. Regionally, these marine rocks were intruded by several plutons. The Mount Estelle pluton has been dated at 65 to 66 Ma. This pluton is compositionally zoned and is made up of a granite core transitioning to quartz monzonite, quartz monzodiorite, augite monzodiorite, diorite, and lamprophyric mafic and ultramafic rocks. The intrusion contains xenoliths of metasedimentary country rocks into which it was intruded. Tourmaline and beryl have been observed in, and adjacent to the pluton. The rock surrounding the Mt. Estelle pluton has undergone contact metamorphism and is locally hornfelsed. There is red staining which likely indicates disseminations of pyrite along fracture faces. Adjacent to the pluton, local sericite and clay alteration is also found.

The Estelle pluton is cut by several dikes which range in composition from aplite, gabbro, dacite, and lamprophyre. These structures are found in the felsic and intermediate phases of the pluton. Gold, associated with pyrrhotite, chalcopyrite, pentlandite and molybdenite also occurs in ultramafic rocks on the south side of the pluton. Mineralization is less common in the sedimentary rocks.

Anomalous gold, platinum-group elements, copper, chrome, nickel and arsenic are reported from many of the composite plutons of the Yentna trend and gold and platinum-group-element placers have been worked at several sites downstream from the plutons.

The high-grade RPM deposit within the Estelle Project lies within a plutonic complex intruding a Jurassic to early Cretaceous flysch sequence. The intrusive complex consists of ultramafic to felsic plutons of Late Cretaceous/Early Tertiary age (69.7 Ma) and are centrally located in a region of arc-magmatic related gold deposits. Though mineralization at Estelle is generally restricted to the intrusive rocks, mineralization at RPM occurs in both the intrusive and hornfels. At RPM, roof pendants of hornfels occur overlying multiple intrusive units. Fingers of fine-grained aplite, monzonite and biotite-rich diorite cut the hornfels. All of the lithologic units are in turn cut by stockwork and/or sheeted veins. Veins range in size and character from meter-wide quartz ± sulfide to millimeter-scale quartz-arsenopyrite veins and centimeter-scale quartz-tourmaline-sulfide veins. A granitic intrusive body, which underlies the hornfels and crops out in the southern part of the prospect area appears to be potentially related to mineralization.

Mineralization and Deposit Types

Gold

The gold deposits on the Estelle Project are all large near-surface Intrusion Related Gold Systems (IRGS). Further classification indicates that this is a reduced IRGS (RIRGS) which are distinct from gold-rich porphyry deposits (Sillitoe, 2000) and gold-rich skarn deposits. These deposits have their own distinct classification because they are associated with low oxygen fugacity granitoids (ilmenite-series plutons that lack magnetite) that also have low sulfur fugacity of the ore minerals that make up the deposit. These types of deposits can also contain Au-Bi-Te-As (±W, Mo, Sb) metal assemblages. Another characteristic feature of RIRGS is that they have sheeted quartz veins containing sulfides within the intrusive body.

The term reduced is used to highlight that these magmas are associated with a reduced oxidation state of the felsic, ilmenite-series plutons that lack magnetite as well as their exsolved fluids. These deposits are known for their sheeted arrays of auriferous quartz veins that have a preference for forming in the brittle carapace at the top of small plutons. These carapaces allow the fluids and metals to be concentrated forming bulk-tonnage, low-grade gold deposits such as Korbel and RPM. Mineralization can also occur in the hornfelsed rock (present at RPM), however the gold mineralization in the intrusion itself will most likely contain the highest concentrations of gold (RPM and Korbel).

Since 2018 we have been aggressively and systematically exploring the multiple prospects within the Estelle Project area. To date, we have established a S-K 1300 compliant gold resource estimate of 5.17 Moz Au, of which 85% or 4.41 Moz Au is attributable to Nova, which is hosted within 4 mineral resource deposits:

●	Korbel Main: A bulk tonnage deposit, located in the Korbel area in the North of the Estelle Project, which has a confirmed strike length of over 2.5km and up to 500m depth, and remains open with significant potential to further extend the mineralization.

●	Cathedral: Another bulk tonnage deposit located nearby and similar to Korbel Main. An initial maiden Inferred resource has confirmed a strike length of at least 800m and 350m wide. The deposit remains wide open in all directions and the potential for high-grade zones exist with up to 114 g/t Au in surface rock chip samples.

●	RPM North: A high-grade deposit, located in the RPM area in the South of the Estelle Project, which has a 450m strike length and 150m width, defined by close spaced resource drilling, and remains open. It also includes a high-grade Measured and Indicated core 100m long x 50m wide x 300m deep and significant potential remains to further extend the mineralization.

●	RPM South: A mineralized zone where initial drilling has confirmed a potential genetic link to RPM North. Currently resources have a strike length of 400m and 250m width. Over 600m of perspective strike length potentially connects RPM South with RPM North which is a high priority drill target within the Estelle Project with significant positive implications for further resource upside.

In addition to the four defined gold mineral resource deposits, the Estelle Project also contains numerous other identified prospects at various stages of exploration including, blocks C, D, Isabella, Sweet Jenny, You Beauty, Shoeshine, Shadow, Train, Muddy Creek, Discovery, Trumpet, Stoney, T5, Tomahawk, Trundle, Rainy Day, West Wing, Stibium, Styx, Portage Pass, NK, Revelation, and Wombat (See figure 6).

Antimony and Other Critical Minerals

Recent surface sampling results have also shown the presence of high grade Stibnite, the primary ore source for the critical mineral antimony coincident with gold at six prospects across the property. At the Stibium prospect 12 rock samples with antimony grading greater than 30% Sb and a high of 60.5% Sb have defined a high priority target zone measuring 800m long by 400m wide hosted in quartz diorite intrusive rocks and hornfels sedimentary rock. Sampling at the Styx prospect also identified high-grade antimony in outcrop of quartz-stibnite veins hosted in the hornfelsed Kahiltna flysch sedimentary rocks, with grades up to 54.1% Sb.

Sampling, Analysis and Data Verification

Samples are taken each 10 feet (3.05m) unless there is a change in lithology. In these cases samples are broken into lithologic boundaries. Samples are then half cut with one of the half cuts being crushed and homogenized and bagged on site before being securely sent to the ALS laboratory in Fairbanks Alaska for processing. The other half cut is archived in the core box it came from in the core library on site. Three different types of Standard Reference Materials (SRM) are inserted each 20 samples. Duplicates of the reject are taken each 20 samples. One blank is inserted each 40 samples. Data is plotted and evaluated to see if the samples plot within accepted tolerance. If any “out of control” samples are noted, the laboratory is notified and the data is re-run to verify the results.

Detailed QA/QC analysis is undertaken on an ongoing basis by Vannu Khounphakdee, P. Geo of Nova Minerals Limited.

Samples are tested for gold using ALS Fire Assay Au-ICP21 technique.

Assay intercept data is compiled and calculated by the CP and then verified by corporate management prior to the release to the public.

All maps and locations are in UTM grid (NAD83 Z5N) and have been measured by a digital Trimble GNSS system with a lateral accuracy of <30cm and a vertical accuracy of <50cm.

Drill holes have been spaced in a radial pattern such that all dimensions of the resource model are tested. Future geo-stats will be run on the data to determine if addition infill drilling will be required to confirm continuity.

The relationship between the drilling orientation and the orientation of key mineralised structures is confirmed by drill hole data driven ongoing detailed structural analysis by OTS structural consultants.

Mineral Resource Estimates

Gold

Over 90,000m of diamond and RC drilling has been undertaken for all deposits, in support of a S-K 1300 compliant gold mineral resource estimate (MRE) of 5.17 Moz Au across the Estelle Project, of which 85% or 4.41 Moz Au is attributable to Nova Minerals. This gold MRE is based on the drilling information available on March 31, 2023, and contains measured, indicated and inferred categories. Gold resources were estimated for each deposit by Multiple Indicator Kriging (MIK) with block support adjustment reflecting large scale open pit mining. Approximately 14,500 meters of drilling undertaken after March 31, 2023 in the 2023 to 2025 drill programs, as well as drilling planned for the 2026 season, will be used to potentially upgrade both the size and confidence of the gold MRE.

The following table sets forth the gold MRE for Nova’s 85% attributable interest in the Estelle Project as detailed in the S-K 1300 Report with an effective date of January 31, 2024.

	Measured			Indicated			Measured + Indicated			Inferred			Total
		Tons	Grade	Au	Tons	Grade	Au	Tons	Grade	Au	Tons	Grade	Au	Tons	Grade	Au
Deposit	Cutoff	MT	Au g/t	Moz	MT	Au g/t	Moz	MT	Au g/t	Moz	MT	Au g/t	Moz	MT	Au g/t	Moz
RPM North	0.20	1.2	4.1	0.16	2.6	1.6	0.13	3.7	2.4	0.29	20	0.60	0.39	24	0.89	0.68
RPM South	0.20										20	0.47	0.30	20	0.47	0.30
Total RPM		1.2	4.1	0.16	2.6	1.6	0.13	3.7	2.4	0.29	40	0.54	0.69	44	0.70	0.98
Korbel Main	0.15				210	0.31	2.09	210	0.31	2.09	30	0.27	0.26	240	0.31	2.35
Cathedral	0.15										120	0.28	1.08	120	0.28	1.08
Total Korbel					210	0.31	2.09	210	0.31	2.09	150	0.28	1.34	360	0.30	3.43
Total Estelle Project		1.2	4.1	0.16	213	0.33	2.22	214	0.35	2.38	190	0.33	2.03	404	0.34	4.41

Notes to the above table:

1.	A mineral resource is defined as a concentration or occurrence of material of economic interest in or on the Earth’s crust in such form, grade or quality, and quantity, that there are reasonable prospects for economic extraction.
2.	The mineral resource applies a reasonable prospect of economic extraction with the following assumptions:

●	Resources are constrained within optimized pit shells that reflect a conventional large-scale truck and shovel open pit operation with the cost and revenue parameters as follows
●	Gold price of US$2,000/oz
●	5% royalty on recovered ounces
●	Pit slope angles of 50 degrees
●	Mining cost of US$1.65/t
●	Processing cost for RPM US$9.80/t and for Korbel US$5.23/t (inclusive of ore sorting for Korbel)
●	Combined processing recoveries of 88.20% for RPM and 75.94% for Korbel
●	General and Administrative Cost of US$1.30/t
●	Tonnage and grades are rounded to two significant figures and ounces are rounded to 1,000 ounces. Rounding errors are apparent.

The US$2,000/oz pit shell constraining the Korbel Main mineral resources extends over around 2.3km of strike with an average width of around 600m, and a maximum vertical depth below surface of approximately 430m.

The US$2,000/oz pit shell constraining the Cathedral mineral resources extends over approximately 1.2km north-south by up to approximately 820m east-west, with a maximum vertical depth below surface of approximately 520m.

The RPM US$2,000/oz resource pit shell encompasses the RPM North and South mineral resources. In the RPM North area, it covers an area around 840m east -west by 700m north-south and reaches a maximum vertical depth below topography of approximately 340m. In the RPM South area, it covers an area around 450 m east-west by 480m north-south and reaches a maximum vertical depth below topography of approximately 250m.

Mineral resources are not mineral reserves and do not have demonstrated economic viability. There is no certainty that all or any part of the mineral resources will be converted into mineral reserves.

Antimony and Other Critical Minerals

No MRE has yet been established or reported for antimony or other critical minerals at Estelle. However the 2023 and 2024 surface sampling program results identified potential resource drill targets within a high-grade antimony zone measuring 800m long by 400m wide at the Stibium prospect, and at surface outcrops at the Styx prospect. Both these targets were drill tested in the 2026 field season with all assays pending as of the date of this Annual Report.

Estimation Methodology

Currently mineral resources have only been defined for gold and were estimated for each deposit by Multiple Indicator Kriging (MIK) with block support adjustment reflecting large scale open pit mining, a method that has been demonstrated to provide reliable estimates of recoverable open pit resources in gold deposits of diverse geological styles.

The estimates for each deposit are based on 3.048m (10 foot) down-hole composited gold assay grades from RC and diamond drilling coded by between one and three mineralized domains which delineate zones within which the tenor and spatial trends of mineralization are similar.

For each mineralized domain indicator thresholds were defined using a consistent set of percentiles. Bin grades used for MIK modelling were selected from bin mean grades with the exception of the upper bin grades which were selected on a case-by-case basis, with commonly either the bin median, or bin mean excluding outlier grades was selected. This approach reduces the impact of small numbers of extreme gold grades on estimated resources and is appropriate for MIK modelling of highly variable mineralization such as the Estelle deposits. Mineralization continuity was characterized by indicator variograms modelled at the 14 indicator thresholds.

The estimates include a bulk density of 2.65 t/bcm for each deposit, supported by caliper measurements of mineralized drill core samples.

The estimates are classified as Measured, Indicated or Inferred, primarily reflecting the drill hole spacing.

Cut-off Grades

A cut-off grade of 0.20 g/t was chosen for reporting the RPM North and South gold mineral resources, and a cut-off grade of 0.15 g/t was chosen for reporting the Korbel Main and Cathedral gold mineral resources.

The cut-off grade for the RPM South and RPM North deposits is calculated as the grade required to pay for processing, transportation to the mill, and G&A costs. The mill cut-off grade for the Korbel Main and Cathedral deposits is calculated as the grade required to pay for ore sorting, subsequent processing and G&A costs. The reduced processing costs for Korbel Main and Cathedral reflect the average mass rejected by the sorters. An average sorter recovery was included in the cut-off grade calculation.

The cut-off grade calculations and the input parameters used are shown in the table below.

Cut-off Grade Formula

Cut off (g/t)=	Combined Processing Cost + Difference between ore and waste mining cost
(Realized Gold Price ($/g) x Combined Metallurgical Recovery)

Korbel Main and Cathedral cut-off grade calculation

	Gold Price ($/g)	= US$2,000/31.103477 =US$64.301/gram
	Realized Gold Price ($/g) =	= Gold Price ($/g) x (1-Royalty(%))
= US$64.301 x (1-0.05)
= US$61.086 /gram
Parameters	Combined Processing Cost($/ore ton)	=Sorter Cost + Processing Cost + G&A Cost
=US$0.73 +US$4.50+US$1.30
= US$6.53/t
	Difference between ore and waste mining cost ($/t)	=US$0.00/t
	Combined Metallurgical Recovery	=0.7594
Calculated cut-off (g/t)		=(US$6.53+0.00) / (US$61.086 x 0.7594)
=0.141 g/t
Rounded cut-off (g/t)		= 0.15 g/t

RPM North and South cut-off grade calculation

	Gold Price ($/g)	= US$2,000/31.103477 =US$64.301/gram
	Realized Gold Price ($/g) =	= Gold Price ($/g) x (1-Royalty(%))
= US$64.301 x (1-0.05)
= US$61.086 /gram
Parameters	Combined Processing Cost($/ore ton)	= Processing Cost + G&A Cost
=US$9.80+US$1.30
= US$11.10/t
	Difference between ore and waste mining cost ($/t)	=US$0.00/t
	Combined Metallurgical Recovery	=0.8820
Calculated cut-off (g/t)		=(US$11.10+0.00) / (US$61.086 x 0.8820)
=0.206 g/t
Rounded cut-off (g/t)		= 0.20 g/t

Mineral Processing, Metallurgical Testing and Recovery Methods

An extensive metallurgical test program was conducted to support the mineral resource estimate. Composite samples representing different gold grades from the Estelle Project deposits were formulated from ½ split core samples for the test programs. In addition, a master composite representing each deposit was also prepared for testing. The scope of the metallurgical study consisted of sample preparation, head sample characterization, gravity concentration, sulfide flotation, and regrinding of concentrates followed by cyanidation. Testing was conducted by Bureau Veritas Commodities Canada Ltd. in Richmond, BC, Canada.

The amenability of the rock samples to sorting was conducted by the TOMRA Sorting Inc. facility in Sydney. The test program assessed the heterogeneity of the deposit based on the gold grade of the selected rock samples. Sorting was evaluated using the Dual Energy X-Ray Transmission (DEXRT) sensor technology on approximately 200 rock samples with a total mass of 588 kg ranging between 10 and 80 mm (~ ½ to 3 inches). The tests were run in a four-stage XRT sorting configuration at different scanner sensitivity settings to produce the highest concentrate grade with the least mass pull in the first stage. With each additional stage, the conditions were adjusted to be less selective, increasing recovery however decreasing the concentrate grade.

Based on preliminary metallurgy and ore sorting tests, in combination with economic considerations, a robust project flowsheet and initial level processing plant design has been established. The flow sheet indicates that the gold is easily liberated from the Estelle ore bodies using conventional technology for an average recovery of 88.3%, with further optimization planned.

The process plant was designed using conventional processing unit operations with the addition of XRT ore sorting systems. Only ore originating from Korbel Main and Cathedral will be sorted, with ore originating from the RPM deposits bypassing the sorters. The ore sorting test work performed to date was preliminary in nature in support of the flow sheet to determine the trade off on the gold recoveries. With the preliminary nature of the study, it is still yet to be determined if ore sorting will be included in the final flowsheet and future economic analysis. The product of the process will be doré bars.

Run-of-mine and run–of-stockpile ore will be hauled to the sorting facility where it will be crushed in a primary gyratory crusher before going through a sizing screen. The fines fraction head will be fed directly to the high-pressure grinding rolls (HPGR), the mid-sized material will be fed to the XRT ore sorting system, and the oversize material will be crushed in a secondary cone crusher. The ore sorting system will separate the economical ore out from the waste, transporting it to an HPGR. The product of the HPGR will be sent to a closed circuit consisting of a ball mill and hydrocyclone cluster. The P80 overflow of 75µm will flow through the flotation circuit. The tailings from this process will be sent to the tailing’s thickener. The concentrate will move on to the cyclone cluster and IsaMill for fine grinding to P80 of 22µm before finally moving on to the pre-leach thickener where the underflow will report to the leach and CIP circuits.

The gold leached in the CIP circuit will be recovered by activated carbon and elution. From this elution circuit, the gold will be recovered by electrowinning cells in the gold room. The gold sludge will be dried, mixed with fluxes, and then smelted in a furnace to produce doré bars. Carbon will be re-activated in a regeneration kiln before being re-used in the CIP circuit. The CIP tailings will be treated for cyanide in the cyanide destruction circuit before being pumped to the tailings thickener. The waste byproduct of the tailings thickener will be pumped to the tailings storage facility.

Primary Crusher
Secondary Crusher
Milling Circuit
Agglomeration Plant
Screener
Low Grade
Medium Grade
High Grade
Ore Sorter
Low Grade
High Grade
Heap Leach
Crushed Ore Stockpile
Gold & Silver Pregnant Solution
Flotation Circuit (95.4% Recovery)
CM Concentrate
Regrind Circuit
Intensive Leaching (96.2% Recovery)
CM Pulp
Waste Stream Critical Minerals Extraction Plant
Critical Minerals Products
Waste
Tailing Thickener & Tailing Pond
Adsorption/ Desorption
Electrowinning
Gold Furnace
Gold Bars
Key:
Current flow sheet from the scoping study
Conceptual additions to the flow sheet currently being tested as part of the FS level studies. Critical minerals extracted and previous reject waste now sent as low-grade ore to heap leach

Figure 7: The Estelle Project simplified flow sheet, with conceptual additions currently being tested as part of the FS level studies shown in blue

Since completing its S-K 1300 report, the Company has continued metallurgical test work programs designed to evaluate and improve recoveries to support the advancement of its gold pre-feasibility studies. Results reported to date include high gold recoveries at RPM, where ore sorting test work has shown an upgrade in material of 4.33 times in one pass, and gold recoveries of up to 68.7% from heap leaching. At Korbel, floatation test-work has produced a high-grade gold concentrate up to 26.7 g/t Au with consistent recoveries exceeding 95%. The results of these programs will be incorporated into a pre-feasibility study.

Antimony

A conceptual flowsheet has been defined for the Company’s planned pilot scale antimony processing facility as part of the requirements under its DoW award. The pilot plant has been designed to treat stibnite-bearing material and produce an antimony trisulfide product suitable for the DoW requirements, as well as for potential sale or further downstream use. The antimony project is structured around two principal locations:

●	The Whiskey Bravo Site – front-end processing, including crushing, screening, ore sorting, concentrate storage and load-out.

●	The Port MacKenzie Processing Facility – crushing, screening, ore sorting, beneficiation, refining, product recovery, utilities, reagent systems, infrastructure and logistics (Figure 8).

After collecting bulk sample material from two locations (Stibium and Styx) within the Estelle Project claims, the material will be transported to Whiskey Bravo for crushing and initial sorting. Select sample material will then initially be transported via air or snow road to Port MacKenzie for further processing.

Processing at Port MacKenzie will include concentration and refining of the antimony ore using a proprietary cleaner hydrometallurgical processing method to make the final antimony trisulfide product.

The refined antimony product will then be filtered, dried, and bagged for shipment.

Metallurgical test work conducted to date on Styx stibnite ore demonstrated that ore sorting of a bulk sample can upgrade antimony content by up to 132%, producing a concentrate grading 49.1% antimony trisulfide (Sb₂S₃).

Crusher
Screener
Ore Sorter
High Grade Gold, Low Grade Antimony Stockpile
High Grade Antimony, Low Grade Gold Stockpile
Milling Circuit
Gravity Separation
Stibnite Flotation
Alkaline Leach
Antimony Precipitation
Purification
Antimony Trisulfide
Antimony Oxide
Antimony Metal

Figure 8: Conceptual flowsheet of Nova’s planned pilot scale antimony processing plant

Mining Methods

Gold

The open pit optimization assumptions are based on a conventional truck and shovel mining method. The pit shells used for the gold resource estimation are based on a 50o overall slope angle.

Antimony

During the 2025 and 2026 field seasons, the Company has collected a bulk sample of stibnite bearing material comprising of approximately 100 tons for initial feed stock for its pilot scale antimony processing plant which will be built at Port MacKenzie.

Internal Controls

The Company maintains procedures and controls over the collection, preparation, analysis, verification and reporting of exploration data used in evaluating the Estelle Project and in preparing its Mineral Resource Estimate. These procedures include documented sampling protocols, sample chain-of-custody procedures, insertion of certified reference materials, blanks and duplicates, review of laboratory analytical results, investigation and re-analysis of results that fall outside established acceptance criteria, verification of assay data and review of geological and drilling information.

For exploration drilling, core samples are collected at regular intervals or at lithological boundaries, half-core samples are prepared for analysis, and the remaining half-core is retained in the Company’s core library. Certified reference materials, blanks and duplicates are inserted into the sample stream at prescribed intervals. Gold assays are performed by ALS using fire-assay methods, with additional analytical procedures used for samples exceeding applicable detection limits. Assay intercept data are compiled and calculated by the Company’s qualified personnel and reviewed by management before public disclosure.

The Company also maintains controls over the geological data used in resource estimation, including review of drill-hole locations, geological logging, sampling and assay data, resource-domain interpretation and the application of estimation parameters. The Mineral Resource Estimate was prepared using established geostatistical methods, including Multiple Indicator Kriging, with geological interpretation, drill-hole spacing, mineralization continuity and other relevant data considered in resource classification.

The Company recognizes that the estimation of Mineral Resources involves inherent geological, sampling, analytical, modeling and estimation risks and uncertainties. These include uncertainties associated with the quantity and quality of available data, geological interpretation, continuity of mineralization, sampling and assay results, density assumptions, estimation parameters, classification criteria and assumptions regarding the prospects for economic extraction. The Company uses the foregoing quality assurance, quality control, data verification and technical review procedures to identify and mitigate these risks; however, such procedures cannot eliminate the inherent uncertainty associated with Mineral Resource estimation.

Economic Analysis

No detailed economic analysis is provided in the S-K 1300 Report and the investor is cautioned that only mineral resources for gold are being presented. No mineral resources are provided for antimony or other critical minerals discovered through surface sampling exploration at the Estelle property.

Qualified Person

Mr. Vannu Khounphakdee, P.Geo., is an independent consulting geologist and a member of the Australian Institute of Geoscientists. Mr. Khounphakdee has experience relevant to the gold deposits under evaluation at the Estelle Project and qualifies as a Qualified Person as defined under Subpart 229, Item 1300 of Regulation S-K. Mr. Khounphakdee reviewed and approved the technical information relating to the Estelle Project contained in the S-K 1300 Report and has reviewed the applicable quality assurance and quality control data.

The Mineral Resource Estimate was prepared by Matrix Resource Consultants. The S-K 1300 Report identifies the Mineral Resource Estimate as having been prepared using information supplied by Nova and describes Matrix’s role in the resource estimation process.

Material Contracts

Incorporated Joint Venture Agreement

On December 17, 2017, Nova Minerals Limited, and AK Minerals Pty Ltd for and on behalf of AKCM (AUST) Pty Ltd entered into a joint venture agreement (the “Incorporated JV Agreement”). Pursuant to the terms of the Incorporated JV Agreement, Nova Minerals Limited and AK Minerals Pty Ltd agreed to associate themselves as an incorporated joint venture to conduct exploration and mining operations on the mining tenements in Anchorage, Mt. McKinley and Kuskokwim as part of the Estelle and Farewell projects.

The Incorporated JV Agreement will continue in force until the earlier of (i) there being only one remaining party to the agreement; (ii) until terminated by the unanimous agreement of the parties; or (iii) until terminated under the default provisions of the agreement.

Minerals Royalty Agreement

On May 21, 2018, AK Custom Mining LLC (“Payer”), AK Minerals Pty Ltd (“Payee”) and AKCM (AUST) Pty Ltd (“Guarantor”) entered into a minerals royalty agreement (the “Minerals Royalty Agreement”). Pursuant to the Incorporated JV Agreement, Payee is entitled to a right to a royalty from exploration and mining operations. Thus, pursuant to the Minerals Royalty Agreement, the Payer agreed to pay the Payee a royalty on all ore, concentrates or other products extracted, sold, removed or otherwise dispose of.

The royalty percentage under the Minerals Royalty Agreement is 2% and the interest rate is the rate which is the highest of the unsecured business overdraft rate of the National Australia Bank, Commonwealth Bank of Australia, Westpac and ANZ Banking Group. The royalty payable by the Payer to the Payee is calculated by multiplying the royalty percentage by the quarterly gross revenue and adjustments minus allowable deductions for that given quarter.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may become involved in various claims and legal proceedings arising in the ordinary course of our business. As of the date of this Annual Report, we are not a party to, and our property is not the subject of, any material pending legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

The Company is currently engaged in mineral exploration and development activities and does not currently operate any mines subject to the Federal Mine Safety and Health Act of 1977, as amended (“Mine Act”). Accordingly, the Company is not currently subject to the mine safety reporting requirements of Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act or Item 104 of Regulation S-K.

PART II

ITEM 5. MARKET FOR REGISTRANT’s COMMON EQUITY, RELATED STOCKHOLDER MATTERS and ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company’s common stock and listed warrants are traded on the NYSE American under the symbols “NVA” and “NVAWS”, respectively. Its CDIs are traded on the ASX under the symbol “NVA”.

Holders

As of September 30, 2026, there were approximately 2, holders of record of the Company’s common stock, 1 holder of record of listed warrants and 5,221 holders of CDIs, respectively. The actual number of beneficial owners of the Company’s common stock is substantially greater than this number because a portion of the Company’s common stock is held of record through brokers, banks and other nominees.

Dividends

The Company has not declared or paid cash dividends on its common stock and does not anticipate paying cash dividends on its common stock for the foreseeable future.

Recent Sales of Unregistered Securities

During the fiscal year ended June 30, 2026, the Company offered and sold the following unregistered securities in reliance on Section 3(a)(10) upon completion of the Redomiciliation (i) 38,181,050 shares of common stock, and (ii) 332,361 listed warrants.

Upon completion of the Redomiciliation, we also issued (i) 1,281,244 options to current and former directors and officers under Section 4(a)(2) and Regulation S of the Securities Act, and (ii) 199,995 performance rights to current and former directors and officers under Section 4(a)(2) and Regulation S of the Securities Act

Issuer Purchases of Equity Securities

During the fiscal year ended June 30, 2026, the Company did not purchase any shares of its common stock.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information we believe is relevant to an assessment and understanding of our consolidated operating results and financial condition. The following discussion should be read in conjunction with our other reports filed with the SEC, as well as our Financial Statements and the Notes. Terms not defined herein have the same meaning defined elsewhere in this Annual Report.

Introduction to the Company

Nova is a gold, antimony, and critical minerals exploration and development company focused on advancing its flagship project in Alaska, the Estelle Project. The Estelle Project comprises 514 km2 of State of Alaska mining claims. The Estelle Project contains multiple mining complexes across a 35 km long mineralized corridor of over 20 advanced gold and antimony prospects. The Estelle Project is owned 85% by Nova. As the Estelle Project is currently in the exploration and development stage, we have not yet recorded revenues from operations and do not anticipate significant revenues from sales of gold or antimony until we construct the Estelle Project.

Redomiciliation

On June 16, 2026, Nova Minerals Limited, an Australian corporation, completed a redomiciliation to the United States pursuant to a statutory Scheme of Arrangement under Australian law. In connection with the Redomiciliation, Nova Minerals Corp, a Nevada corporation, became the ultimate parent company of the Nova Minerals group, and Nova Minerals Limited became a wholly owned subsidiary of the Company.

As a result of the Redomiciliation, the Company became a U.S.-domiciled reporting company subject to the reporting requirements of the SEC and applicable U.S. securities laws. The Company’s primary listing also changed from the ASX to the NYSE American, while the Company’s securities continued to be available for trading in Australia through CDIs.

The Redomiciliation did not result in a change in the Company’s underlying business, mineral exploration and development activities, management or strategic objectives. The Company continues to conduct its operations primarily through its existing subsidiaries and remains focused on the exploration and development of its Estelle Project.

The Redomiciliation primarily resulted in changes to the Company’s corporate structure, jurisdiction of incorporation, capital structure and reporting requirements. The transaction did not, by itself, result in a material change to the Company’s underlying operating activities or cash flows. See Note 2, “Summary of Significant Accounting Policies,” to the consolidated financial statements for additional information regarding the transaction and its effect on the Company’s capital structure.

Following completion of the Redomiciliation, the Company’s consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and in U.S. dollars. The historical operating activities of Nova Minerals Limited and its subsidiaries continue to be reflected in the Company’s consolidated financial statements.

Operations Summary

The Company is currently exploring and developing its flagship gold, antimony and critical minerals project in Alaska, the Estelle Project. During the fiscal year ended June 30, 2026, the Company operated in one segment, exploration of antimony and gold. The Company completed a 6,500 meter drill program at targets for both gold and antimony and the results will be used to further the Company’s plans and objectives.

Gold

During the fiscal year ended June 30, 2026, the Company continued its district-scale exploration by completing a geophysical survey to refine future targeting and continuing to progress its property-wide geologic mapping and sampling. In addition to continuing its exploration work, the Company is undertaking metallurgical test work and bench-scale flotation work to improve recoveries which will be incorporated into a pre-feasibility study for gold production.

Antimony

During the fiscal year ended June 30, 2026, the Company received a US$43.4 million DoW award to fund a pilot-scale processing concept for antimony trisulfide. The Company has procured the necessary mining and processing equipment to achieve its anticipated first production of military-grade antimony trisulfide during the 2027 fiscal year. The Company has met its DoW award milestone targets to-date and expects to continue to do so.

Recent Developments

●	Equity financings: In July 2025 and December 2025, the Company completed underwritten public offerings that generated approximately $12.1 million and $22.3 million of gross proceeds, including the partial exercise of the underwriters’ over-allotment option, respectively. The proceeds are being used to fund exploration and development activities, pre-feasibility and environmental studies, permitting, initial development activities and working capital.

●	Government funding: In October 2025, the Company received a US$43.4 million Defense Production Act Title III award to support its antimony development and downstream processing strategy.

●	Fiscal 2026 exploration: The Company completed approximately 6,500 meters of drilling and continued geophysical, geological, sampling and metallurgical activities at Estelle.

●	Antimony development: The Company continued advancing its antimony prospects and related mining, processing and refining initiatives.

●	Infrastructure investment: The Company continued investing in Estelle site infrastructure and proposed antimony processing infrastructure at Port MacKenzie.

Results of Operations

Operating income/(expenses)

	For the Fiscal Years Ended June 30,
	2026	2025	Increase/(decrease)

Operating income/(expense)
Government grant income, net	$11,209,945	$-	$11,209,945
Exploration and evaluation	(20,002,918)	(4,372,009)	(15,630,909)
General and administrative	(6,464,825)	(5,126,119)	(1,338,706)
Stock-based compensation expense	(7,955,643)	606,537	(8,562,180)
Depreciation and amortization	(884,776)	(336,253)	(548,523)
Loss from operations	$(24,098,217)	$(9,227,844)	$(14,870,373)

Government grant income, net of commissions

During the fiscal year ended June 30, 2026, the Company recorded $11.2 million for Government grant income, net of commissions, of which $11.5 million relates to grants related to income and $1.1 million relates to grants related to assets. These amounts were partially offset by commissions paid of $1.4 million. During 2026, the Company was the recipient of a $43.4 million award from the DoW to help fund the development of a pilot-scale processing concept for a domestic supply of military-grade antimony trisulfide. Under the terms of the DoW award, $22.5 million is receivable upon completion of certain milestones and $20.9 million is for the reimbursement of mining and processing equipment needed to produce antimony trisulfide. There were no comparable transactions for the 2025 period.

Exploration and Evaluation

Exploration and evaluation costs increased $15.6 million to $20.0 million for the fiscal year ended June 30, 2026 as compared with $4.4 million for the fiscal year ended June 30, 2025. This increase is primarily due to the following:

●	Increase of $2.5 million for winter road logistics. This increase is due to the Company’s purchase of equipment related to the DoW award and the necessary transportation to the Company’s Estelle Project;
●	Increase of $2.1 million for contractors. This increase is due to increased activities and studies related to the Company’s antimony exploration activities and the Company’s commencement of metallurgical test work and other studies that will be incorporated into a pre-feasibility study.

●	Increase of $4.7 million for drilling services and related costs. The Company undertook a larger drill program during the 2025 field season in order to meet certain DoW award milestones and to support the Company’s pre-feasibility study needs;
●	Increase of $3.0 million for mining studies as the Company kicked off its pre-feasibility study process and other related studies for its antimony exploration activities; and
●	Increase of $1.3 million for camp related expenses. This increase is the result of increased activity on site related to additional drilling and personnel needs.

General and Administrative

General and administrative costs increased $1.4 million to $6.5 million for the fiscal year ended June 30, 2026 as compared with $5.1 million for the fiscal year ended June 30, 2025. This increase is primarily due to the Redomiciliation and the related legal and administrative costs to implement the Scheme of Arrangement.

Stock-based Compensation Expense

Stock-based compensation expense increased $8.6 million to $8.0 million for the fiscal year ended June 30, 2026 as compared with $(0.6) million for the fiscal year ended June 30, 2025. This increase primarily related to a increase of $6.6 million for expense related to options granted to directors and officers of the Company. This increase was due to the increase in the price of the Company’s shares between the date the terms of the awards were determined by the Board and the date the shareholders approved the issuance of the options. Historically, it has been the policy of the Board to set the strike price at 140% of the closing share price on the date the Board approves the terms of the awards. However, the Company’s options are subject to shareholder approval prior to issuance due to regulatory requirements in Australia which results in differences between the share price used to set the exercise price and the share price on the date of issuance. As the Company experienced a significant increase in its share price during 2025, Stock based compensation was increased as a result. The Company uses the black-scholes valuation method to determine the grant date fair value of the option awards Additionally, there was an increase $1.8 million charge for warrants to be issued to an advisor in connection with the Company’s DoW award as well as increased costs associated with grants made to officers and directors of the Company.

The Company recorded an expense reversal of $0.6 million during the fiscal year ended June 30, 2025 as it was determined by the Board that performance conditions for the vesting of performance rights issued in 2022 would not be met and, accordingly, the expense previously recorded was reversed.

Depreciation and Amortization

Depreciation and amortization increased $0.6 million to $0.9 million for the fiscal year ended June 30, 2026 as compared with $0.3 million for the fiscal year ended June 30, 2025. This increase is due to the purchase of the mining and processing equipment during the fiscal year ending June 30, 2026. Depreciation and amortization costs are partially offset by the release of deferred grant income related to fixed assets. The Company amortizes deferred grant income over the life of the assets that were purchased using funds received from the DoW award.

Non-Operating Income/(Expense)

	For the Fiscal Years Ended June 30,
	2026	2025	Increase/(decrease)
Non-operating income/(expense)			-
Interest income	$646,062	$113,268	$532,794
Provision for credit losses	(297,789)	(3,109,774)	2,811,985
Gain on sale of equity investment securities	197,744	4,487,551	(4,289,807)
Unrealized gain/(loss) on equity investment securities	539,941	(205,627)	745,568
Amortization of financial liability	-	(210,286)	210,286
Loss on derivative liabilities	-	(3,439,422)	3,439,422
Foreign currency gain/(loss)	107,977	(175,908)	283,885
Other income	219	-	219
Total non-operating income/(expense)	$1,194,154	$(2,540,198)	$3,734,352

Interest Income

Interest income increased $0.5 million to $0.6 million for the fiscal year ended June 30, 2026 as compared with $0.1 million for the fiscal year ended June 30, 2025. This increase is due to the increased cash balances related to the Company’s December 2025 equity financing and the receipt of cash related to the completion of milestones for the DoW award.

Provision for Credit Losses

The Company recorded a Provision for credit losses of $0.3 million during the fiscal year ended June 30, 2026 related to the Company’s outstanding receivable with Asia Clean Energy. The Company is currently in discussions with Asia Clean Energy to determine what amount is collectable.

The Company recorded a Provision for credit losses of $3.1 million during the fiscal year ended June 30, 2025 related to: (i) a decline in the market value of the Company’s investment in Snow Lake Resources resulting in a provision of $2.1 million; and (ii) a determination that it was unlikely the Company would fully collect its outstanding receivable with Alaska Asia Clean Energy which resulted in a provision of $1.0 million.

Gain on sale of equity investment securities

The Company recorded a Gain on sale of equity investment securities of $0.2 million related to options held in Amara Minerals which the Company sold. The Company recorded a Gain on sale of equity investment securities of $4.5 million for the fiscal year ended June 30, 2025 which related to the disposal of its holdings in Snow Lake Resources.

Unrealized gain/(loss) on equity investment securities

The Company recorded a marked-to-market adjustment gain on its equity investment securities of $0.5 million for the fiscal year ended June 30, 2026 as compared to a marked-to-market adjustment loss of $0.2 million for the comparable period in 2025.

Amortization of financial liability

The Company recorded Amortization of financial liability expense of $0.2 million during the fiscal year ended June 30, 2025 relating to the Nebari Convertible Loan. Nebari converted the full outstanding balance of this loan into our common shares in January 2025. There was no comparable expense recorded during the fiscal year ended June 30, 2026.

Loss on derivative liabilities

The Company recorded a Loss on derivative liabilities of $3.4 million during the fiscal year ended June 30, 2025 relating to the Nebari Convertible Loan which represented fair value changes during the year. As the Nebari Convertible Loan was fully extinguished during the fiscal year ended June 30, 2025, there were no comparable losses during the fiscal year ended June 30, 2026

Income tax expense

The Company recognized a $2.7 million Income tax expense for the fiscal year ended June 30, 2026. This tax expense was the result of the Company’s receipt of $22.5 million Government grant income. Tax expense due for the current period was $1.7 million and tax expense related to Deferred taxes was $1.0 million. There was no Income tax expense recorded during the fiscal year ended June 30, 2025.

Liquidity and Capital Resources

General

The Company’s cash position at June 30, 2026, was $26.8 million, as compared with $5.9 million at June 30, 2025. The increase in cash was due to: (i) proceeds from two public equity offerings, (ii) cash received from the DoW award for milestones achieved and (iii) cash received from the DoW award reimbursements for fixed assets purchased.

As the Company is currently in the exploration-stage, the Company does not expect to generate net positive cash from operations for the foreseeable future. Accordingly, the Company will be dependent on its cash balances and other sources of cash to fund the business.

Based on the Company’s current operating plans and anticipated expenditures, management has concluded that the Company’s existing financial resources are not sufficient to fund its planned operations for at least twelve months from the date the Consolidated Financial Statements are issued. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. See Note 3 – Going Concern, to the Consolidated Financial Statements.

The Company’s ability to continue as a going concern is dependent upon its ability to obtain additional financing and, where applicable, continue to receive funding under existing government award arrangements. Historically, the Company has financed its activities primarily through equity and debt financings and government funding. Management intends to seek additional capital through equity or debt financings or other financing arrangements as necessary to fund the Company’s operations and planned activities. However, the Company’s ability to obtain additional financing is subject to a number of factors, including market conditions, the Company’s operating and exploration results and investor interest in the Company and the mining industry generally. There can be no assurance that additional financing will be available when required, in sufficient amounts or on terms acceptable to the Company.

The Company’s future liquidity and capital resources management strategy entails a disciplined approach to monitor the timing and extent of any drilling, metallurgical and mineralogical studies while attempting to remain in a position that allows the Company to respond to changes in the business environment, such as a decrease in metal prices or lower than forecasted future cash flows, and changes in other factors beyond the Company’s control. The Company has undertaken efforts aimed at managing its liquidity and preserving its capital resources by, among other things: (i) monitoring metal and antimony prices and the impacts (near-term and future) they have on the business; (ii) controlling working capital and managing discretionary spending; (iii) reviewing contractor usage and rental agreements for more economic options, including termination of certain agreements in accordance with their terms; (iv) planning the timing and amounts of capital expenditures and costs for drilling, metallurgical and technical studies costs at the Estelle Project; and (v) deferring such items that are not expected to benefit our near term operating plans.

The Company will continue to evaluate alternatives to raise additional capital when necessary to fund the future development of the Estelle Project and will continue to explore other strategic initiatives to enhance shareholder value. The Company may not be successful with its efforts to raise additional capital.

Cash and Liquidity

The Company has placed substantially all its $26.8 million cash balance in operating and investment accounts with well-capitalized financial institutions, thereby ensuring balances remain readily available. In addition, during the fiscal year ended June 30, 2026, the Company invoiced approximately $22.5 million of the $43.4 million DoW award, of which $17.0 million was received prior to year-end and the remaining $5.5 million received subsequent to year-end. The remaining approximately $20.9 million is expected to be received during fiscal year 2027 as the Company believes it will remain on schedule to achieve the required milestones under the DoW award.

Cash used in operating activities

During the fiscal year ended June 30, 2026, the Company used $8.8 million of cash in operating activities, primarily attributable to a Net loss of $24.7 million and an increase in Accounts receivable, net of $5.3 million, which was partially offset by non-cash Stock-based compensation of $8.0 million and an increase in Deferred government grant of $9.9 million.

During the fiscal year ended June 30, 2025, the Company used $7.7 million of cash in operating activities primarily attributable to a Net loss of $11.8 million which was partially offset by an increase in non-cash expenses of $4.0 million.

Cash (used in)/provided by investing activities

During the fiscal year ended June 30, 2026, the Company used $3.5 million of cash in investing activities attributable to purchases of Plant and equipment of $2.7 million and purchases of Equity investments of $1.0 million, partially offset by sales of its Equity investments for net proceeds of $0.2 million.

During the fiscal year ended June 30, 2025, the Company’s investing activities provided cash of $6.2 million primarily attributable to the sale of Equity investments for net cash proceeds of $6.8 million, which is partially offset by loans made to another entity of $0.5 million.

Cash provided by financing activities

During the fiscal year ended June 30, 2026, the Company’s financing activities provided cash of $33.2 million attributable to two equity financings with net proceeds of $31.9 million, proceeds from the exercise of warrants and options of $2.2 million which was partially offset by payments on the Company’s lease liabilities of $0.8 million and payments on the Company’s Notes payable of $0.2 million.

During the fiscal year ended June 30, 2025, the Company’s financing activities provided cash of $6.5 million attributable to proceeds from equity issuances of $4.7 million and proceeds from the exercise of options and warrants of $1.7 million.

Capital Expenditures

The Company funded its capital expenditures during the fiscal year ended June 30, 2026 using cash received upon reimbursement under the Department of War (“DoW”) award. Under the terms of the award, the Company received reimbursement for the purchase of mining and processing equipment to advance the development of a pilot-scale antimony processing facility in Alaska capable of producing military-grade antimony trisulfide product required under the DoW award. The Company expects that additional capital expenditures may be required as it advances its exploration, development and antimony processing activities. The Company expects that the remaining amount available under the DoW award will substantially fund any remaining capital expenditures related to its pilot-scale antimony development.

Contractual Obligations

The following table provides the Company’s gross contractual cash obligations as of June 30, 2026, which are grouped in the same manner as they are classified in our Consolidated Statement of Cash Flows:

	Payments Due by Period
	Total	Less than 1 year	1 - 3 Years	3 - 5 Years	More than 5 Years
Financing activities:
Finance lease liabilities	$2,082,105	$594,887	$1,189,774	$297,444	$-
Notes payable	1,387,238	406,021	812,042	169,175	-
Total	$3,469,343	$1,000,908	$2,001,816	$466,619	$-

Off-Balance Sheet Arrangements

As of June 30, 2026, the Company did not have any off-balance sheet arrangements.

Accounting Developments

For a discussion of Recently Adopted and Recently Issued Accounting Pronouncements, refer to Note 2 to the Consolidated Financial Statements.

Critical Accounting Estimates

Our discussion of financial condition and results of operations is based upon the information reported in our Consolidated Financial Statements. The preparation of these Consolidated Financial Statements in conformity with US GAAP requires us to make assumptions and estimates that affect the reported amounts of assets, liabilities, revenues, and expenses, as well as the disclosure of contingent assets and liabilities as of the date of our financial statements. We have identified the accounting estimates listed below as critical to understanding and evaluating the financial results reported in our Consolidated Financial Statements. These accounting estimates require the application of significant management judgment and are critical due to the significant level of estimation uncertainty regarding the assumptions involved and the magnitude of the asset, liability, revenue or expense being reported. We base our assumptions and estimates on historical experience and various other sources that we believe to be reasonable under the circumstances. We review the underlying factors used in our estimates regularly, including reviewing the significant accounting policies impacting the estimates, to ensure compliance with US GAAP. However, due to the uncertainty inherent in our estimates, actual results may materially differ from the estimates we calculate due to changes in circumstances, global economics and politics, and general business conditions. A summary of our significant accounting policies is detailed in Note 2 to the Consolidated Financial Statements.

Carrying Value of Long-lived Assets

We review and evaluate our long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Significant negative industry or economic trends, adverse social or political developments, declines in our market capitalization, geotechnical difficulties, reduced estimates of future cash flows from our Estelle Project or other disruptions to our business are a few examples of events that we monitor, as they could indicate that the carrying value of the Company’s long-lived assets may not be recoverable. In such cases, a recoverability test may be necessary to determine if an impairment charge is required.

We review and evaluate changes to project plans and timing to determine continued technical, economic and social viability of the projects. If the Company determines changes in circumstances related to technical, economic, social, political or community factors, or other evolving circumstances indicate that the carrying value may not be recoverable, then a recoverability test is performed to determine if an impairment charge should be recorded.

An impairment loss is measured and recorded based on the estimated fair value of the long-lived assets being tested for impairment and their carrying amounts. Fair value is typically determined through the use of an income approach utilizing estimates of discounted pre-tax future cash flows or a market approach utilizing recent transaction activity for comparable properties. These approaches are primarily considered Level 3 fair value measurements. Occasionally, such as when an asset is held for sale, market prices are used. We believe our estimates and models used to determine fair value are similar to what a market participant would use.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, the Company is not required to provide the information required by this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of

Nova Minerals Corp

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Nova Minerals Corp (the “Company”) as of June 30, 2026 and 2025 and the related consolidated statements of operations, changes in equity and cash flows for the years ended June 30, 2026 and 2025 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2026 and 2025 and the results of its operations and its cash flows for the years ended June 30, 2026 and 2025 in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt Regarding the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company incurred net losses and had negative cash flows from operations that raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/S/ Grassi & Co., CPAs, P.C.

We have served as the Company’s auditor since 2021.

Glastonbury, Connecticut

September 30, 2026

NOVA MINERALS CORP

CONSOLIDATED BALANCE SHEETS

	For the Fiscal Years Ending June 30,
	2026	2025
Assets
Current Assets
Cash and cash equivalents	$26,783,760	$5,949,572
Accounts receivable, net	5,511,000	530,177
Prepaid expenses	2,143,408	162,339
Equity investment securities	1,749,728	201,091
Total Current Assets	$36,187,896	$6,843,179
Non-Current Assets
Mineral property assets	2,520,467	2,520,467
Plant and equipment	5,046,786	1,470,279
Finance right-of-use asset	2,418,235	-
Total Assets	$46,173,384	$10,833,925

Liabilities
Current Liabilities
Accounts payable	$3,608,263	$308,982
Income taxes payable	1,690,154	-
Finance lease liabilities - current	496,100	-
Deferred government grant - current	2,200,677	-
Notes payable - current	346,560	-
Other accrued expenses	3,209,859	1,637,790
Total Current Liabilities	$11,551,613	$1,946,772

Non-Current Liabilities
Finance lease liabilities - non-current	$1,378,034	$-
Deferred government grant - non-current	7,742,560	-
Deferred taxes -non-current	1,003,085	-
Notes payable - non-current	935,108	-
Total Liabilities	$22,610,400	$1,946,772

Shareholders’ Equity
Common stock, $0.001 par value, 500,000,000 authorized; 38,181,050 issued and outstanding as of June 30, 2026, and 26,919,165 issued and outstanding as of June 30, 2025	$38,181	$26,919
Additional paid-in capital	166,499,782	126,237,910
Equity adjustment from foreign currency translation	(6,662,753)	(6,662,753)
Non-controlling interest	673,907	673,907
Accumulated deficit	(136,986,133)	(111,388,830)
Total Shareholders’ Equity	$23,562,984	$8,887,153
Total Liabilities and Shareholders’ Equity	$46,173,384	$10,833,925

The accompanying footnotes are an integral part of these Consolidated Financial Statements

NOVA MINERALS CORP

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Fiscal Years Ended June 30,
	2026	2025

Operating income/(expense)
Government grant income, net	$11,209,945	$-
Exploration and evaluation	(20,002,918)	(4,372,009)
General and administrative	(6,464,825)	(5,126,119)
Stock-based compensation expense	(7,955,643)	606,537
Depreciation and amortization	(884,776)	(336,253)
Loss from operations	$(24,098,217)	$9,227,844

Non-operating income/(expense)
Interest income	$646,062	$113,268
Provision for credit losses	(297,789)	(3,109,774)
Gain on sale of equity investment securities	197,744	4,487,551
Unrealized gain/(loss) on equity investment securities	539,941	(205,627)
Amortization of financial liability	-	(210,286)
Loss on derivative liabilities	-	(3,439,422)
Foreign currency gain/(loss)	107,977	(175,908)
Other income	219	-
Total non-operating income/(expense)	$1,194,154	$(2,540,198)

Loss before income taxes	$(22,904,063)	$(11,768,042)
Income tax expense	(2,693,240)	-
Net Loss	$(25,597,303)	$(11,768,042)

Other comprehensive loss:
Equity adjustment from foreign currency translation	$-	$(7,091,200)
Total Comprehensive Loss	$(25,597,303)	$(18,859,242)

Loss per share:
Basic and diluted	$(0.72)	$(0.49)
Weighted-average shares outstanding
Basic and diluted	35,742,673	23,985,650

The accompanying footnotes are an integral part of these Consolidated Financial Statements

NOVA MINERALS CORP

CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Fiscal Years Ended June 30,
	2026	2025

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(25,597,303)	$(11,768,042)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	884,776	336,253
Amortization of financial liability	-	210,286
Loss on derivative liabilities	-	3,439,422
Stock-based compensation expense	7,955,643	(606,537)
Unrealized (gain)/loss on equity investments	(539,941)	205,627
Provision for credit losses	297,789	3,109,774
Gain on sale of equity investment	(197,744)	(4,487,551)
Unrealized foreign exchange loss	-	1,785,747
Changes in operating assets and liabilities:
Accounts receivable	(5,278,612)	(24,132)
Accounts payable	3,299,281	92,963
Income taxes payable	1,690,154	-
Prepaid expenses	(1,981,069)	-
Deferred government grant	9,943,238	-
Deferred taxes	1,003,085
Other accrued expenses	(279,082)	-
Net cash used in operating activities	$(8,799,785)	$(7,706,189)

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to plant and equipment	$(2,739,166)	$(141,169)
Purchase of equity investments	(1,030,350)	-
Loans repaid by Snow Lake Resources	-	64,710
Loans advanced to other entity	-	(516,030)
Proceeds from sale of plant and equipment	-	42,553
Proceeds from sale of equity investments	238,511	6,795,855
Net cash (used in)/provided by investing activities	$(3,531,005)	$6,245,919

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of shares, net	$31,903,831	$4,712,395
Proceeds from exercise of options	2,264,713	1,742,616
Principal payments on lease liabilities	(768,956)	-
Principal payments on notes payable	(199,207)	-
Net cash provided by financing activities	$33,200,381	$6,455,012

Net increase in cash and cash equivalents	20,869,591	4,994,741
Effect of exchange rate changes on cash and cash equivalents	(35,403)	(1,145,529)
Cash and cash equivalents, beginning of year	5,949,572	2,100,359
Cash and cash equivalents, end of year	$26,783,760	$5,949,572

The accompanying footnotes are an integral part of these Consolidated Financial Statements

NOVA MINERALS CORP

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

	Common Stock		Additional paid-in	Equity adjustment from foreign currency	Non-controlling	Accumulated	Total Shareholders’
	Shares	Amount	capital	translation	interest	deficit	equity

Balance at June 30, 2024	17,924,121	$17,924	$111,625,653	$428,447	$673,907	$(99,620,788)	$13,125,143

Net loss						(11,768,042)	(11,768,042)
Other comprehensive loss				(7,091,200)			(7,091,200)
Common stock issued for cash, net of issuance costs	4,740,000	4,740	4,714,408	-	-	-	4,719,148
Common stock issued upon conversion of options and warrants	1,205,035	1,205	1,741,411	-	-	-	1,742,616
Common stock issued for services	132,706	132	200,922	-	-	-	201,055
Common stock issued for conversion of loan	2,917,304	2,917	8,562,053	-	-	-	8,564,970
Stock-based compensation expense	-	-	(606,537)	-	-	-	(606,537)

Balance at June 30, 2025	26,919,165	$26,919	$126,237,910	$(6,662,753)	$673,907	$(111,388,830)	$8,887,153

	Common Stock		Additional paid-in	Equity adjustment from foreign currency	Non-controlling	Accumulated	Total Shareholders’
	Shares	Amount	capital	translation	interest	deficit	equity

Balance at June 30, 2025	26,919,165	$26,919	$126,237,910	$(6,662,753)	$673,907	$(111,388,830)	$8,887,153

Net loss						(25,597,303)	(25,597,303)
Common stock issued for cash, net of issuance costs	9,812,225	9,812	31,894,019	-	-	-	31,903,831
Common stock issued upon conversion of options and warrants	1,449,660	1,450	2,263,263	-	-	-	2,264,713
Stock-based compensation expense	-	-	6,104,590	-	-	-	6,104,590

Balance at June 30, 2026	38,181,050	$38,181	$166,499,782	$(6,662,753)	$673,907	$(136,986,133)	$23,562,984

The accompanying footnotes are an integral part of these Consolidated Financial Statements

NOVA MINERALS CORP

Notes to the Consolidated Financial Statements

Note 1. Company Overview

The Company is a gold, antimony, and critical minerals exploration and development company focused on advancing its flagship project in Alaska, the Estelle Project.

On June 16, 2026 (the “Effective Date”), the Company became the ultimate parent of Nova Minerals Limited and its subsidiaries pursuant to a Scheme of Arrangement under the Australian Corporations Act 2001 (the “Redomiciliation”). The Redomiciliation did not result in any change in the underlying operations, assets, liabilities, or ultimate economic ownership of the Nova Minerals group. See Note 2 — Summary of Significant Accounting Policies for the accounting treatment of the Redomiciliation, Note 12 — Common Stock and Additional Paid-in Capital for information regarding the Share Consolidation effected through the Redomiciliation, additional information regarding the consummation of the redomiciliation and the related option modification analysis.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

These Consolidated Financial Statements (“Financial Statements”) of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”).

The Scheme of Arrangement, Redomiciliation, and Predecessor Accounting

As described in Note 1, on June 16, 2026, the Company became the ultimate parent of Nova Minerals Limited by way of the Redomiciliation, thereby effecting the redomiciliation of Nova and its subsidiaries from Australia to the State of Nevada and replacing Nova Minerals Limited as the prior ultimate parent entity. The Redomiciliation has been accounted for as a reorganization of entities under common control on a carryover basis in accordance with ASC 805-50. Because there was no change in the underlying operations, assets, liabilities, or ultimate economic ownership of the Company, the historical consolidated financial statements presented herein reflect the operations of the predecessor consolidated group (Nova Minerals Limited and its subsidiaries) for all periods presented, all of which precede the Effective Date.

Under the Redomiciliation:

●	each outstanding ordinary share of Nova Minerals Limited listed on ASX held on the Redomiciliation record date was exchanged for one CHESS Depositary Interest (“CDI”) of the Company, with each CDI representing a beneficial interest in 1/12th of a share of the Company’s common stock (the “Share Consolidation”). The Company’s CDIs are quoted on the ASX under the ticker symbol “NVA;”
●	American Depository Shares (“ADS”), each of which represented 12 ordinary shares, were exchanged for one share of Nova Minerals Corp common stock for every ADS held as of the Redomiciliation record date;
●	Ordinary shares of Nova Minerals Limited quoted on the OTC markets were exchanged for one share of Nova Minerals Corp common stock for every 12 ordinary shares of Nova Minerals Limited held on the Redomiciliation record date; and
●	Holders of listed warrants of Nova Minerals Limited received three listed warrants of Nova Minerals Corp. for every Nova Minerals Limited listed warrant held on the Redomiciliation record date.

In addition, outstanding performance rights and options to purchase ordinary shares of Nova Minerals Limited were exchanged for performance rights and options of the Company respectively convertible and exercisable on substantially the same terms as the original award on a 12-for-1 basis.

In accordance with SEC Staff Accounting Bulletin Topic 4.C, share and per-share information presented in these consolidated financial statements, including weighted-average shares outstanding and loss per share, has been retrospectively adjusted to reflect the capital structure of the Company, giving effect to the Share Consolidation, as if the Redomiciliation had occurred at the beginning of the earliest period presented.

NOVA MINERALS CORP

Notes to the Consolidated Financial Statements

Use of Estimates

The preparation of the Company’s Financial Statements requires management to make estimates and assumptions that affect amounts reported in these Financial Statements and accompanying notes. The more significant areas requiring the use of management estimates and assumptions relate to: the useful lives of long-lived assets, deferred taxes and related valuation allowances, estimates and assumptions related to stock-based compensation expense and estimates of fair value for long-lived assets and financial instruments. The Company bases it estimates on historical experience and various other assumptions that are believed to be reasonable at the time the estimate is made. Actual results may differ from amounts estimated in these Financial Statements, and such differences may be material. Accordingly, amounts presented in these Financial Statements are not indicative of results that may be expected in future periods.

Cash and cash equivalents

Cash and cash equivalents consist of highly liquid investments purchased with original maturities of three months or less. The Company’s Cash and cash equivalents are held at financial institutions that management believes are of high credit quality. Amounts on deposit may at times exceed federally insured limits. The Company has not experienced any losses on its deposits of Cash and cash equivalents and its accounts are monitored by management to mitigate risk.

Equity Investment Securities

The value of Equity Investment Securities is determined using the closing price on the last day of the period as quoted on the ASX, which is the primary exchange for the underlying securities.

Mineral Properties and Exploration and Evaluation Expense

Mineral properties acquisition costs are capitalized when it is probable that future economic benefits will be realized from the property. Capitalized Mineral properties costs include amounts paid to acquire mineral interests, claims, leases and other rights to explore or extract minerals, as well as directly attributable costs incurred to acquire such interests. Mineral properties are carried at cost and are not amortized during the exploration stage.

Exploration and evaluation expenditures incurred prior to establishing the technical feasibility and commercial viability of a mineral property are generally expensed as incurred, including costs associated with exploration drilling, geological and geophysical studies, sampling, assaying and other exploration activities, unless such expenditures relate to the acquisition of a mineral interest or otherwise qualify for capitalization.

Once the technical feasibility and commercial viability of a mineral property have been established, costs incurred to develop and construct the property are capitalized as development costs. Capitalized development costs include expenditures directly attributable to bringing the property to the condition necessary for its intended use. Capitalized development costs are subsequently depreciated or amortized over the estimated useful life of the related mine or based on units of production, as appropriate, when production commences.

NOVA MINERALS CORP

Notes to the Consolidated Financial Statements

Plant and Equipment

Expenditures for new facilities, plant and equipment, and expenditures that extend the useful lives or increase the capacity of existing facilities or equipment are capitalized and recorded at cost. Such capitalized costs are depreciated using the straight-line method over the estimated productive lives of such assets. The Company begins to depreciate assets when they are placed in service.

Impairment of Long-Lived Assets

The Company’s long-lived assets consist of Mineral properties and Plant and equipment, net. The Company reviews and evaluates its long-lived assets for impairments when events or changes in circumstances indicate that the related carrying values may not be recoverable. Events that may trigger a test for recoverability include, but are not limited to, significant adverse changes to projected revenues, costs or future expansion plans or changes to federal and/or state regulations (with which the Company must comply) that may adversely impact the Company’s current or future operations. An impairment is determined to exist if the total projected cash flows on an undiscounted basis are less than the carrying amount of a long-lived asset group. Where projected cash flows are unavailable, the Company may use other methods to estimate the fair value of the long-lived assets, including comparable transaction sales. An impairment loss is measured based on the excess carrying value of the impaired long-lived asset over fair value.

The Company determined there were no triggering events during the fiscal years ended June 30, 2026 and 2025.

Right of Use Assets and Lease Liabilities

The Company determines whether an arrangement contains a lease at inception. A lease is an arrangement that conveys the right to control the use of an identified asset for a period of time in exchange for consideration.

At the commencement of a lease, the Company recognizes a right-of-use (“ROU”) asset and lease liability for leases with an initial term of greater than 12 months. Lease liabilities are measured at commencement date using the present value of the remaining future lease payments over the remaining lease term. When the interest rate implicit in the lease is not readily determinable, the Company uses its incremental borrowing rate based on information available at the commencement date to determine the present value of lease payments. The lease term includes periods covered by options to extend the lease when the Company is reasonably certain to exercise such options.

NOVA MINERALS CORP

Notes to the Consolidated Financial Statements

For finance leases, the Company recognizes a finance lease ROU asset and corresponding lease liability at the commencement date. The finance lease ROU asset is subsequently amortized on a straight-line basis over the shorter of the lease term or the estimated useful life of the underlying asset, unless ownership of the underlying asset transfers to the Company or the Company is reasonably certain to exercise a purchase option, in which case the ROU asset is amortized over the estimated useful life of the underlying asset. Interest expense on the finance lease liability is recognized using the effective interest method.

For operating leases, the Company recognizes an operating lease ROU asset and corresponding lease liability at the commencement date. Operating lease expense is recognized on a straight-line basis over the lease term.

The Company has elected the short-term lease recognition exemption for leases with an initial term of 12 months or less. Accordingly, lease payments for qualifying short-term leases are recognized as expense on a straight-line basis over the lease term and are not recognized on the balance sheet.

Lease liabilities are included as current liabilities to the extent amounts are due within one year of the balance sheet date, with the remaining amounts classified as long-term liabilities.

Deferred Government Grant and Government Grant Income

The Company accounts for government grants in accordance with ASC 832, Government Grants, as amended by ASU 2025-10, Government Grants, Accounting for Government Grants Received by Business Entities, which the Company early adopted as of July 1, 2025.

Government grants are recognized when it is probable that the Company will comply with the conditions attached to the grant and that the grant will be received.

Government grants related to the purchase of an asset are recognized as the Company incurs the related costs and are accounted for using the deferred income approach. Under the deferred income approach, grant proceeds are recorded as deferred income and recognized in earnings on a systematic and rational basis over the periods in which the Company recognizes the expenses for which the grant is intended to compensate.

Grants related to income are recognized in earnings on a systematic and rational basis over the periods in which the Company recognizes the expenses for which the grant is intended to compensate.

Notes Payable

Notes payable consist primarily of borrowings used to finance the purchase of plant and equipment. Notes payable are initially recognized at the amount of proceeds received, net of applicable debt issuance costs, and subsequently measured at amortized cost. Interest expense is recognized over the term of the notes using the effective interest method.

NOVA MINERALS CORP

Notes to the Consolidated Financial Statements

Notes payable are classified as current liabilities to the extent amounts are due within one year of the balance sheet date, with the remaining amounts classified as long-term liabilities.

Stock-Based Compensation

The Company accounts for stock-based compensation arrangements with directors, employees and non-employees using a fair value method which requires the recognition of compensation expense for costs related to all stock-based payments including stock options. The fair value method requires the Company to estimate the fair value of stock-based payment awards on the date of grant using an option-pricing model. The Company uses either the trinomial pricing or Black-Scholes option-pricing model to estimate the fair value of options granted. Stock-based compensation awards are expensed using the graded vesting method over the requisite service period, which is generally the vesting period, for each separately vesting tranche. The Company accounts for forfeitures as they occur.

Non-Controlling Interest

Non-controlling interests represent the portion of equity in consolidated subsidiaries that is not attributable to the Company. Noncontrolling interests are presented separately from stockholders’ equity attributable to the Company within the Consolidated Balance Sheets.

The Company does not attribute net income or loss to its Non-controlling interest as the economic arrangement underlying the joint venture agreement indicates, absent certain actions, the Company bears the costs of ownership. If, in the future, certain actions are undertaken, the Company will begin attributing Net losses attributable to its Estelle Project to the Non-controlling interest based on the percentage of ownership.

Credit Losses

The Company recognizes an allowance for credit losses for financial assets measured at amortized cost in accordance with ASC 326, Financial Instruments—Credit Losses. The allowance for credit losses represents the Company’s estimate of expected credit losses over the contractual life of the financial assets and is recorded as a reduction of the related asset.

The Company estimates expected credit losses based on historical loss experience, the aging and nature of outstanding balances, the financial condition of counterparties, current economic conditions, and reasonable and supportable forecasts of future economic conditions. The Company considers available information relevant to assessing the collectability of its financial assets and evaluates whether specific balances have credit characteristics that differ from those of the remaining portfolio. Financial assets with similar risk characteristics are evaluated on a collective basis, while assets that do not share similar risk characteristics are evaluated individually.

The allowance for credit losses is adjusted through earnings for changes in expected credit losses. Financial assets are written off against the allowance when they are deemed uncollectible. Recoveries of amounts previously written off are recognized when received. The Company reassesses the adequacy of its allowance for credit losses at each reporting date.

Functional and Reporting Currency

The functional currency of an entity is the currency of the primary economic environment in which the entity operates. Management periodically evaluates the functional currency of the Company and its subsidiaries based on relevant economic factors, including the currency in which revenues are generated, expenditures are incurred, and financing activities are conducted.

Prior to July 1, 2026, the functional currency of the Company was the Australian dollar. In connection with the Company’s redomiciliation and the resulting changes in its financing activities and economic environment, management determined that the Company’s functional currency changed from the Australian dollar to the U.S. dollar. The change in functional currency was accounted for retrospectively in accordance with ASC 830, Foreign Currency Matters. Accordingly, the assets and liabilities of the Company at the date of the change were translated into U.S. dollars using the exchange rate in effect on that date, and those translated amounts became the new accounting basis for the applicable assets and liabilities. Prior-period financial statements were not restated.

For periods following the change in functional currency, monetary assets and liabilities denominated in currencies other than the U.S. dollar are remeasured into U.S. dollars using exchange rates in effect at the balance sheet date. Revenue and expenses denominated in currencies other than the U.S. dollar are generally remeasured using exchange rates in effect on the applicable transaction dates or appropriate average rates. Resulting foreign currency transaction gains and losses are recognized in the Consolidated Statement of Operations.

NOVA MINERALS CORP

Notes to the Consolidated Financial Statements

Net Loss Per Share

Basic net loss per share is calculated by dividing net loss attributable to common shareholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is calculated by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period, plus the effect of potentially dilutive common shares, including stock options and warrants, using the treasury stock method, when their effect is dilutive.

Potential common shares are excluded from the computation of diluted net loss per share when their inclusion would be antidilutive. Accordingly, because the Company reported a net loss for the periods presented, the effect of outstanding stock options and warrants has been excluded from the calculation of diluted net loss per share.

Fair Value Measurements

ASC 820, Fair Value Measurements, defines fair value and establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are described below:

Level 1 – Unadjusted quoted prices in active markets that are accessible at the measurement date for identical unrestricted assets or liabilities. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis;

Level 2 – Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability; and

Level 3 – Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity).

Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Certain financial instruments, including Cash and cash equivalents, Accounts receivable, net, Prepaid expenses, Accounts payable and Other accrued expenses are carried at cost, which approximate their fair value due to the short-term nature of these instruments.

Recently Issued Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires public business entities to provide additional disclosures regarding certain expenses included in the statement of operations. ASU 2025-01 subsequently clarified the effective date for entities with non-calendar year-ends.

The guidance is effective for the Company for annual periods beginning July 1, 2027 and interim periods beginning July 1, 2028, with early adoption permitted. The Company is currently evaluating the impact of the guidance on its financial statement disclosures and does not anticipate any material adjustments.

NOVA MINERALS CORP

Notes to the Consolidated Financial Statements

Note 3. Going Concern

The accompanying Financial Statements have been prepared assuming that the Company will continue as a going concern and that it will realize its assets and satisfy its liabilities in the normal course of business.

The Company is an exploration-stage mining company and has not yet generated significant revenues from its mineral properties. The Company has incurred recurring losses and negative cash flows from operations as it advances exploration and development activities on its mineral properties. The Company expects to continue to incur expenditures related to exploration, development, property maintenance and general and administrative activities and will require additional capital to fund its operations and planned exploration and development activities.

Management evaluated whether conditions and events, considered in the aggregate, raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the date the Financial Statements are issued. Management considered, among other factors, the Company’s available cash and working capital, historical and projected operating cash flows, contractual and other obligations, planned exploration and development expenditures, and its ability to obtain additional financing.

The Company’s ability to continue as a going concern is dependent upon its ability to generate sufficient cash flows, obtain additional financing through equity or debt financings or other sources of capital, and manage the timing and level of its exploration, development and other expenditures. Management’s plans to address these conditions include pursuing additional equity or debt financing and other strategic financing opportunities and adjusting the timing and scope of discretionary exploration and development activities as necessary.

Management has concluded that these conditions and events raise substantial doubt about the Company’s ability to continue as a going concern. There can be no assurance that the Company will be successful in obtaining additional financing or generating sufficient cash flows to fund its operations and planned activities. Accordingly, the Company may be required to modify or curtail its exploration and development activities or otherwise adjust its business plans.

The Financial Statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 4. Accounts Receivable, Net

As of June 30, 2026 and June 30, 2025, Accounts receivable, net was $5.5 million and $0.5 million, respectively. During the fiscal year ended June 30, 2026, the Company recorded a credit loss of $0.3 million with respect to an outstanding receivable that the Company does not believe is probable of collection. During the fiscal year ended June 30, 2025, the Company recorded a credit loss of $1.0 million with respect to an outstanding receivable that the Company does not believe is probable of collection. As of June 30, 2026, Accounts receivable, net was primarily due to outstanding government grants receivable.

Note 5. Prepaids

	For the Fiscal Years Ended June 30,
	2026	2025

Deposits on Plant and equipment	$1,131,941	$-
Prepaid Insurance	293,159	162,339
Deposit on antimony ore	410,040	-
GST receivable	265,885
Other prepaid expenses	42,383	-
Total	$2,143,408	$162,339

NOVA MINERALS CORP

Notes to the Consolidated Financial Statements

Deposits on plant and equipment

As of June 30, 2026, the Company made deposits towards the purchase of plant and equipment. The plant and equipment were received subsequent to June 30, 2026.

Deposit on antimony ore

As of June 30, 2026, the Company had made deposits towards the purchase of antimony ore. The Company intends to use the antimony ore in its various metallurgical and processing studies.

Note 6. Equity Investment Securities

	For the Fiscal Years Ended June 30,
	2026	2025

Amara Minerals	$1,224,056	$-
GoldArc Resources	490,316	167,377
Alaska Asia Clean Energy Corp.	35,356	33,714
Total	$1,749,728	$201,091

During the fiscal year ended June 30, 2026, the Company purchased $1.0 million (A$1.5 million) in shares and options of Amara Minerals. The Company recorded an unrealized gain on its Equity investment securities of $0.5 million compared with an unrealized loss of $0.2 million. The Company sold shares of GoldArc Resources and options of Amara Minerals for net proceeds of $0.2 million and recorded a Gain on sale of equity investments of $0.2 million.

During the fiscal year ended June 30, 2025, the Company sold all its shares in its previously held equity investment, Snow Lake Resources for net proceeds of $6.8 million and recorded a Gain on sale of equity investments of $4.5 million. In addition, during the fiscal year ended June 30, 2025, the Company recorded a write-down to fair value of its investment in Snow Lake Resources of $1.1 million which was included in Provision for credit losses in the Company’s Consolidated Statement of Operations.

Amara Minerals is considered a related party to the Company as the Company’s CEO also serves as a Director of Amara Minerals.

Note 7. Mineral Properties

The Company’s Mineral properties consist of capitalized acquisition costs associated with its interests in the mineral claims comprising the Estelle Project. The carrying value was $2.5 million as of the years ended June 30, 2026 and June 30, 2025.

In 2017, the Company acquired an initial interest in the Estelle Project pursuant to a joint venture agreement with AK Minerals Pty Ltd. The acquisition consideration consisted of three separate earn-in requirements with the Company ultimately owning 85% of the mineral claims contained in the joint venture agreement. In addition, the Company subsequently staked additional mineral claims at the Estelle Project and capitalized the initial claims staking costs as additional acquisition costs of the Estelle Project. As of June 30, 2026, the Company held 85% of the mineral rights comprising the gold assets at the Estelle Project.

NOVA MINERALS CORP

Notes to the Consolidated Financial Statements

Note 8. Plant and Equipment

		For the Fiscal Years Ended June 30,
	Depreciation Life	2026	2025

Camp facilities	5 years	$1,305,252	$-
Mining equipment	5 years	4,910,370	2,973,390
Processing equipment	5 years	1,008,979	-
		7,224,601	2,973,390
Less, accumulated depreciation		(2,177,816)	(1,503,110)
Total		$5,046,786	$1,470,279

Depreciation expense related to Plant and equipment, net was $0.7 million and $0.3 million for the fiscal years ended June 30, 2026 and June 30, 2025, respectively.

Note 9. Leases

The Company has various finance leases for mining equipment, which include 4 year terms and end in December 2029. The leases each contain a purchase option which the Company expects to exercise at the end of the lease term.

Right-of-use assets and Lease liabilities are determined at the present value of the lease payments, discounted using the implicit interest rate. Below are the components of the costs associated with our right-of-use assets and lease liabilities:

	For the Fiscal Years Ended June 30,
	2026	2025
Lease cost
Finance lease cost:
Amortization of right-of-use assets	$224,854	$-
Interest on finance lease liabilities	45,657	-
Total lease cost	$270,511	$-

Minimum lease payments for our lease liabilities are as follows:

	For the Fiscal Years Ended June 30,
	2026	2025
Future minimum lease payments:
Year 1	$594,887	$-
Year 2	594,887	-
Year 3	594,887	-
Year 4	297,444	-
Total undiscounted future lease payments	$2,082,105	$-
Less: imputed interest	(207,972)	-
Present value of lease liabilities	$1,874,133	$-

Weighted-average remaining term	4 years	-
Weighted-average discount rate	5.99%	-

NOVA MINERALS CORP

Notes to the Consolidated Financial Statements

Note 10. Government Grants

On September 30, 2025, the Company’s wholly owned U.S. subsidiary, Alaska Range Resources, LLC, received a $43.4 million Defense Production Act Title III award from the U.S. Department of War (“DoW”) to advance the development of a pilot-scale antimony processing facility in Alaska capable of producing military-grade antimony trisulfide for the DoW. The terms of the award included $22.5 million for milestones related to exploration, studies and permitting activities, and $20.9 million for the reimbursement of mining and processing equipment purchases necessary to produce antimony trisulfide under the award. The term of the DoW award is 2 years and ends on September 29, 2027.

The following table provides a summary of the award amounts and receipts:

		Received as of
	Total Award	June 30, 2026
Grants related to income	$22,476,202	$11,500,000
Grants related to assets	20,966,000	11,003,386
Total	$43,442,202	$22,503,386

The following table summarizes the components of Government grant income:

	For the Fiscal Years Ended June 30,
	2026	2025

Grants related to income	$11,500,000	$-
Grants related to assets	1,060,148	-
Commissions expense	(1,350,203)	-
	11,209,945	-

The Company recorded commissions expense of $1.4 million which was paid to a consultant of the Company for providing assistance with obtaining the grant. In addition, the Company accrued $1.8 million related to warrants that the Company is obligated to issue to a consultant of the Company for providing assistance with obtaining the grant. The fair value associated with the warrants to be issued was included in Other accrued expenses and Stock-based compensation for the fiscal year ended June 30, 2026.

The Company’s policy is to defer grants related to assets and amortize over the life of the underlying asset, which is 5 years. The Company amortizes Deferred grant income on a straight-line basis. As of June 30, 2026, the Company had recorded the following Deferred grant income:

	For the Fiscal Years Ended June 30,
	2026	2025
Deferred government grant
Current	$2,200,677	$-
Noncurrent	7,742,560	-
Total deferred government grants	9,943,238	-

Note 11. Notes Payable

The Company’s Notes Payable consist of financing arrangements for the purchase of mining equipment which serves as collateral to the Company’s outstanding Notes payable. During the fiscal year ended June 30, 2026, the Company made principal payments on its Notes payable of $0.2 million and incurred interest expense of $0.03 million. The Company did not have any outstanding Notes payable during the fiscal year ended June 30, 2025.

The future payments for the Company’s Notes payable as of June 30, 2026 are as follows:

	For the Fiscal Years Ended June 30,
	2026	2025
Future payments (principal and interest):
Year 1	$406,021	$-
Year 2	406,021	-
Year 3	406,021	-
Year 4	169,175	-
Total undiscounted future payments	$1,387,238	$-
Less: imputed interest	(105,570)	-
Present value of Notes payable	$1,281,668	$-

Weighted-average remaining term	3.5 years	-
Weighted-average discount rate	4.95%	-

NOVA MINERALS CORP

Notes to the Consolidated Financial Statements

Note 12. Common Stock and Additional Paid-in Capital

Redomiciliation and Share Exchange

On June 16, 2026, the Company completed the Redomiciliation whereby the Company became the ultimate parent of Nova Minerals Limited and Nova Minerals Limited became a wholly-owned subsidiary of the Company.

In connection with the Redomiciliation:

●	holders of Nova Minerals Limited ordinary shares received one CHESS Depository Interest (“CDI”) for each Nova Minerals Limited ordinary share held as of the Redomiciliation record date, with each CDI representing a beneficial interest in 1/12 of one share of Nova Minerals Corp common stock.

●	holders of Nova Minerals Limited ADSs, each of which represented 12 ordinary shares, received one share of Nova Minerals Corp common stock for every ADS held as of the Redomiciliation record date.

●	holders of ordinary shares of Nova Minerals Limited quoted on the OTC markets received one share of Nova Minerals Corp common stock for every 12 ordinary shares of Nova Minerals Limited held on the Redomiciliation record date.

●	holders of listed warrants of Nova Minerals Limited received 3 listed warrants of Nova Minerals Corp for every Nova Minerals Limited listed warrant held on the Redomiciliation record date.

Accordingly, the Redomiciliation resulted in an implicit 12-for-1 consolidation of the Company’s outstanding shares and a 1-for-3 split of its listed warrants.

Immediately prior to implementation of the Redomiciliation, Nova Minerals Limited had 458,172,600 ordinary shares issued and outstanding and 110,787 listed warrants. Upon implementation of the Redomiciliation, Nova Minerals Corp issued 38,181,050 shares of common stock in exchange for the outstanding Nova Minerals Limited ordinary shares and ADS, including shares of common stock underlying the CDIs and 332,361 listed warrants.

All share and per share amounts presented in the Financial Statements and accompanying notes thereto for the periods prior to the Effective Date of the Redomiciliation have been retrospectively adjusted to reflect the 12-for-1 exchange ratio, as if the exchange had occurred at the beginning of the earliest period presented.

Common Stock

Equity Financings

July 2025 Public Offering

On July 16, 2025, the Company completed an underwritten public offering of 6,000,000 shares of common stock, at a public offering price of $1.85 per share, for gross proceeds of approximately $11.1 million, before deducting underwriting discounts and offering expenses.

On July 17, 2025, the underwriters partially exercised their over-allotment option to purchase an additional 542,000 shares of common stock at the public offering price of $1.85 per share. The sale of the additional shares closed on July 18, 2025. Including the partial exercise of the underwriters’ over-allotment option, the Company issued an aggregate of 6,542,000 shares of common stock, for aggregate gross proceeds of approximately $12.1 million, before deducting underwriting discounts and offering expenses.

December 2025 Public Offering

On December 22, 2025, the Company completed an underwritten public offering of 2,928,300 shares of common stock, at a public offering price of $6.83 per share, for gross proceeds of approximately $20.0 million, before deducting underwriting discounts and offering expenses.

NOVA MINERALS CORP

Notes to the Consolidated Financial Statements

On December 22, 2025, the underwriters partially exercised their over-allotment option to purchase an additional 341,925 shares of common stock at the public offering price of $6.83 per share. The sale of the additional shares of common stock closed on December 23, 2025. Including the partial exercise of the underwriters’ over-allotment option, the Company issued an aggregate of 3,270,225 shares of common stock, for aggregate gross proceeds of approximately $22.3 million, before deducting underwriting discounts and offering expenses.

Note 13. Stock-Based Compensation

Prior to the Effective Date of the Redomiciliation, Nova Minerals Limited maintained an Employee Security Ownership Plan (the “Plan”) under which options were granted to eligible participants.

In connection with the Effective Date of the Redomiciliation on June 16, 2026, outstanding options to acquire ordinary shares of Nova Minerals Limited were exchanged for options to acquire shares of Nova Minerals Corp common stock (the “Replacement Options”). For every twelve Nova Minerals Limited options held, the holder received one Replacement Option to acquire one share of Nova Minerals Corp common stock, with fractional options rounded down to the nearest whole option. Following the exchange, 1,281,244 Replacement Options to acquire shares of Nova Minerals Corp common stock were outstanding.

The exercise price of the Replacement Options was adjusted to reflect the 12-for-1 exchange ratio and converted from Australian dollars to U.S. dollars based on the applicable AUD/USD exchange rate immediately preceding implementation of the Redomiciliation. Except for adjustments necessary to reflect the Redomiciliation, including the number and type of securities underlying the options, exercise price and identity of the issuer, the terms and conditions of the Replacement Options, including applicable vesting conditions and expiration dates, were substantially unchanged from those of the corresponding Nova Minerals Limited options.

The Plan was assumed by Nova Minerals Corp in connection with the Redomiciliation and continues to govern the Replacement Options outstanding. No incremental share-based compensation expense was recognized as a result of the exchange.

All option quantities, exercise prices, share prices and per-option amounts presented below have been retrospectively adjusted to reflect the Company’s post-Redomiciliation capital structure

Fiscal 2026 Option Grants

During the year ended June 30, 2026, the Company granted options to purchase an aggregate of 1,583,326 shares of common stock, after giving retrospective effect to the Redomiciliation exchange ratio and holder-level rounding. Of these awards, 1,083,330 options were granted on November 10, 2025 following receipt of the requisite shareholder approval, and 499,996 options were granted on December 4, 2025.

The awards include service-based and performance-based vesting conditions. At June 30, 2026, 687,497 options were vested and exercisable and all compensation cost associated with those awards had been recognized. The remaining 593,747 outstanding options are subject to performance-based vesting conditions.

Compensation cost for awards subject to performance conditions is recognized when achievement of the applicable performance condition is considered probable. As of June 30, 2026, the Company determined that achievement of the outstanding performance conditions was not probable and, accordingly, no compensation cost had been recognized with respect to those awards.

NOVA MINERALS CORP

Notes to the Consolidated Financial Statements

Fair Value of Options Granted

The grant-date fair value of stock options granted during the year ended June 30, 2026 was estimated using the Black-Scholes option-pricing model. The following table summarizes the significant assumptions used in determining the grant-date fair value of the awards. Share and per-share information has been retrospectively adjusted to reflect the Redomiciliation:

	November 10, 2025	December 4, 2025
Options granted	1,083,330	499,996
Common stock price at grant date	$8.96	$9.17
Exercise price	$3.81	$3.81
Expected term	3.0 years	3.0 years
Risk-free interest rate	3.70%	4.05%
Expected volatility	102.6%	103.7%
Expected dividend yield	0.0%	0.0%
Grant-date fair value per option	$7.12	$7.31

Expected volatility was based on the historical volatility of the Company’s shares over a period commensurate with the expected term of the awards. The risk-free interest rate was based on market yields for government securities with terms consistent with the expected term of the options. The Company has not historically paid dividends and does not currently expect to pay dividends over the expected term of the options; accordingly, an expected dividend yield of zero was used. The terms of the options granted during the fiscal year ended June 30, 2026 were determined on the date the Board of Directors approved the issuance of the options to the Directors and Consultants of the Company which occurred in March 2025, however the options issues to Directors were subject to approval by the Company’s shareholders at its Annual General Meeting held on November 10, 2025. As a result of the lapse in time between the determination of the option award terms and the Annual General Meeting, the Company’s share price on the date of grant was not the same as the exercise price of the options.

Share-based compensation expense of $6.1 million was recognized during the year ended June 30, 2026. No compensation expense was recognized for the portions of the awards subject to performance conditions because achievement of those conditions was not considered probable as of June 30, 2026.

Option Exercise and Cancellations

On January 26, 2026, holders exercised options equivalent to 135,416 shares of common stock, after giving retrospective effect to the Redomiciliation exchange ratio and holder-level rounding. In connection with the exercise, a portion of the shares otherwise issuable was withheld in satisfaction of the aggregate exercise price.

During the year ended June 30, 2026, options equivalent to 166,666 shares of common stock were cancelled in connection with the departure of certain award recipients.

Stock Option Activity

Stock option activity for the year ended June 30, 2026 was as follows:

	Number of Options	Weighted-Average Exercise Price
Outstanding at June 30, 2025	687,500	$10.16	(1)
Granted	1,583,326	$3.81
Exercised	(135,416)	$3.81
Cancelled/forfeited	(166,666)	$3.81
Expired	(687,500)	$10.16	(1)
Outstanding at June 30, 2026	1,281,244	$3.81
Vested and exercisable at June 30, 2026	687,497	$3.81

(1)	The weighted-average exercise price of the options outstanding at June 30, 2025 and subsequently expired has been retrospectively adjusted for the 12-for-1 exchange ratio and translated into U.S. dollars.

The options outstanding at June 30, 2025 expired during the year ended June 30, 2026.

Performance Rights

During the fiscal year ended June 30, 2022, the Company issued 199,995 performance rights to three directors. The performance rights are long-term incentives to offer conditional rights to fully paid common shares in the Company upon satisfaction of vesting criteria over the vesting periods for no cash consideration. Fair value was originally measured on the grant date and expensed at that time. During the fiscal year ended June 30, 2025, it was determined that the performance conditions were not expected to be reached and $0.6 million in expense previously recorded was reversed.

NOVA MINERALS CORP

Notes to the Consolidated Financial Statements

Information regarding options outstanding and exercisable at June 30, 2026 was as follows:

	Options Outstanding	Vested and Exercisable
Number of options	1,281,244	687,497
Weighted-average exercise price	$3.81	$3.81
Weighted-average remaining contractual term	2.48 years	2.48 years
Aggregate intrinsic value	$1.2 million	$0.6 million

Aggregate intrinsic value represents the amount by which the closing market price of the Company’s common stock at June 30, 2026 exceeded the exercise price of in-the-money options.

At June 30, 2026, 687,497 options were fully vested and exercisable, and all compensation cost associated with those awards had been recognized. The remaining 593,747 options were subject to performance-based vesting conditions. As of June 30, 2026, achievement of the applicable performance conditions was not considered probable and, accordingly, no compensation cost had been recognized with respect to those awards. Compensation cost associated with the performance-based awards will be recognized if and when achievement of the applicable performance conditions becomes probable.

Note 14. Warrants

Warrants

The Company has issued both listed and unlisted warrants to purchase equity securities. In connection with the Redomiciliation, the terms of the outstanding warrants were adjusted, as applicable, to reflect the Company’s post-Redomiciliation capital structure.

Listed Warrants

Prior to the Redomiciliation, Nova Minerals Limited had warrants listed on Nasdaq under the symbol NVAWW that were exercisable for ADS. Effective October 28, 2025, Nova Minerals Limited changed the ratio of its ADS from one ADS representing 60 ordinary shares to one ADS representing 12 ordinary shares. The change in ADS ratio was treated as a five-for-one forward split of the ADSs. In accordance with the terms of the listed warrants, the exercise price was reduced from $7.266 per ADS to $1.4532 per ADS and the number of ADSs issuable upon exercise of each warrant was proportionately increased from one ADS to five ADSs, such that the aggregate exercise price of each warrant remained unchanged.

In connection with the Redomiciliation, each listed warrant of Nova Minerals Limited outstanding on the Warrant Scheme record date was exchanged for three listed warrants of Nova Minerals Corp. Every three replacement warrants collectively entitle the holder to purchase five shares of the Company’s common stock at an exercise price of $1.4532 per share. The replacement warrants have an exercise period equal to the remaining exercise period of the predecessor warrants and otherwise substantially preserve the terms of the predecessor warrants, with modifications necessary to reflect Nova Minerals Corp as the issuer and shares of the Company’s common stock as the underlying security.

Prior to the Redomiciliation, holders exercised 170,706 predecessor listed warrants. Following these exercises, 110,787 predecessor listed warrants remained outstanding and were subsequently exchanged pursuant to the Warrant Scheme for 332,361 listed warrants of Nova Minerals Corp.

At June 30, 2026, 332,361 listed warrants were outstanding, collectively exercisable for 553,935 shares of the Company’s common stock at an exercise price of $1.4532 per share. The listed warrants expire on July 25, 2029.

NOVA MINERALS CORP

Notes to the Consolidated Financial Statements

Unlisted Warrants

Nova Minerals Limited also had outstanding unlisted warrants that were not subject to the Warrant Scheme. The economic terms of these warrants were adjusted, as applicable, to reflect the Company’s post-Redomiciliation capital structure. The following table summarizes the unlisted warrant activity by expiration date during the fiscal year ended June 30, 2026:

	Unlisted warrants - Expiry date March 25, 2029	Unlisted warrants - Expiry date July 25, 2028	Unlisted warrants - Expiry date January 16, 2026	Unlisted warrants - Expiry date July 17, 2030
Warrants outstanding, June 30, 2025	23,650	23,750	28,571	-

Granted	-	-	-	327,100
Exercised for common stock	(20,781)	(18,618)	(28,571)	(165,807)
Cancelled for cashless exercise	(2,727)	(4,790)	-	(123,023)

Warrants outstanding, June 30, 2026	142	342	-	38,270

Common shares issuable upon exercise of warrants	710	1,710	-	38,270

Warrants issued during fiscal year 2026 were associated with our July 2025 equity financing and were issued as payment to our placement agent.

Warrants Outstanding

The following table summarizes the Company’s warrant exposure at June 30, 2026 based on the number of shares of Nova Minerals Corp common stock issuable upon exercise:

Common Shares Issuable
Listed warrants	553,935
Unlisted warrants – July 25, 2028	1,710
Unlisted warrants – September 24, 2029	710
Unlisted warrants – July 17, 2030	38,270
Total common shares issuable upon exercise of warrants	594,625

Note 15. Income Taxes

Loss before income taxes

Loss before income taxes consisted of the following for the year ended June 30, 2025:

June 30, 2026
United States	$(10,293,264)
Australia	(12,610,799)
Total loss before income taxes	$(22,904,063)

Income tax expense

The components of income tax expense were as follows for the year ended June 30, 2026:

June 30, 2026
Current:
Federal	$1,109,971
State	580,183
Foreign (Australia)	-
Total current tax expense	$1,690,154

Deferred:
Federal	$741,040
State	262,046
Foreign (Australia)	-
Total deferred tax expense	$1,003,085
Total income tax expense	$2,693,240

NOVA MINERALS CORP

Notes to the Consolidated Financial Statements

Effective tax rate reconciliation

The following table reconciles the U.S. federal statutory income tax rate to the Company’s effective tax rate for the year ended June 30, 2026:

Reconciling Item:	Amount	Percentage
Book Income	$(22,904,063)
U.S. federal statutory rate	(4,809,853)	21.00%
State income taxes, net of federal benefit	(1,655,989)	7.23%
Foreign Rate Differential	1,501,889	(6.56)%
Change in valuation allowance	7,594,657	(33.16)%
Permanent differences	62,536	-0.27%
Other	-	0.00%
Effective income tax rate	$2,693,240	(11.76)%

The effective tax rate differs from the U.S. federal statutory tax rate primarily due to changes in the valuation allowance recorded against the deferred tax assets. Based on the weight of available information, including the Company’s cumulative history of losses and expectation that it will continue to incur losses in the foreseeable future, management concluded that a full valuation allowance against net deferred tax assets remains appropriate as of June 30, 2026. The U.S. companies do not file a consolidated tax return due to having different ownership. Therefore, losses in one company cannot offset taxable income in another company. This has resulted in tax expense as a result.

Deferred tax assets and valuation allowance

The significant components of deferred tax assets and liabilities as of June 30, 2026 were as follows:

Deferred tax assets:	Total
United States
Exploration Assets	24,278,021
Net Operating Losses	953,447
Other	(154,666)
Total United States	$25,076,801
Australia
Stock Compensation	1,988,911
Net Operating Losses	8,152,743
Other	1,078,870
Total Australia	$11,220,524

Deferred tax liabilities:
Fixed Assets	(1,353,835)
Total deferred tax liabilities	(1,353,835)

Net deferred asset	34,943,490
Valuation Allowance	(33,940,404)
Deferred Taxes	$1,003,085

Total deferred tax arise primarily from temporary differences related to state and local income taxes, deferred rent, depreciation and amortization.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon generation of future taxable income during the periods in which those temporary differences become deductible. Management considers projected future taxable income and tax planning strategies in making this assessment. Management believes that it is more likely than not that the Company will not realize the benefits related to these deductible temporary differences as of June 30, 2026.

At June 30, 2026, the Company has net operating losses of $0.9 million for federal purposes and state purposes. It has $8.2 million of net operating losses for Australia.

At June 30, 2026, the Company had no unrecognized tax benefits that, if recognized, would affect the Company’s effective income tax rate in future periods. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its recognized tax positions.

The Company is subject to taxation in United States, Alaska and Australia. The Company is not subject to federal and state income tax examinations by tax authorities for years before 2020. The Company is not currently under income tax audit.

Income taxes payable

Income taxes payable as of the fiscal year ended June 30, 2026 were as follows:

Jurisdiction	Amount
United States – Federal	$1,109,971
United States – State	580,183
Australia	-
Total income taxes payable	$1,690,154

Uncertain tax positions

The Company recognizes the benefit of a tax position only when it is more likely than not that the position will be sustained upon examination by the relevant authority. As of June 30, 2026, the Company had no uncertain tax positions requiring recognition of disclosure. Accordingly, no liabilities for unrecognized tax benefits, interest, or penalties have been recorded

Adoption of ASU 2023-09

Effective July 1, 2025, the Company adopted ASU 2023-09, Improvements to Income Tax Disclosures. ASU 2023-09 enhances income tax disclosure requirements related to rate reconciliation, income taxes paid, and disaggregation of income tax information. The adopted impacted disclosures only and did not affect the Company’s Consolidated Financial Statements.

NOVA MINERALS CORP

Notes to the Consolidated Financial Statements

Note 16. Loss Per Share

The table below summarizes the Company’s basic and diluted loss per share calculations:

	For the Fiscal Years Ended June 30,
	2026	2025

Net loss	$(25,597,303)	$(11,768,042)

Weighted-average shares outstanding
Basic	35,742,673	23,985,650
Diluted	35,742,673	23,985,650

Basic loss per common share	$(0.72)	$(0.49)
Diluted loss per common share	$(0.72)	$(0.49)

Due to the Company’s net loss during the fiscal years ended June 30, 2026 and 2025, respectively, there was no dilutive effect of common stock equivalents because the effects of such would have been anti-dilutive. The following table summarizes the shares excluded from the weighted-average number of shares of common stock outstanding, as the impact would be anti-dilutive:

	For the Fiscal Years Ended June 30,
	2026	2025

Shares after conversion of warrants	594,625	494,964
Stock options exercisable	687,497	687,500
Performance rights	199,995	199,995

Note 17. Segment Information

In accordance with ASC 280, “Segment Reporting,” the Company has determined that it operates as a single reportable segment. Since the Company is focused on exploration, the Company’s operations are limited and managed by one chief operating decision maker (“CODM”). The CODM who has been identified as the Company’s Chief Executive Officer, is responsible for all decisions regarding resource allocation and performance evaluation, which are made on a consolidated basis. Therefore, the Company has concluded that it has one operating and reportable segment. During the fiscal year ended June 30, 2026, the CODM began evaluating the Company’s Exploration and evaluation costs utilizing the following grouping:

Cost Group	Gold	Antimony	Total
Camp Expenses	$1,075,586	$559,905	$1,635,491
Freight & Logistics	434,726	2,462,644	2,897,370
Flights & Helicopter Support	2,025,426	565,647	2,591,074
On-Site Contractors	1,469,178	1,466,140	2,935,318
Drilling & Analysis	2,361,327	513,250	2,874,577
Studies	2,432,758	1,849,791	4,282,549
Site Development	146,395	620,838	767,233
Equipment Supplies & Maintenance	68,264	251,807	320,072
Fuel	634,064	551,703	1,185,766
Sustainability	108,322	-	108,322
Claims Management	285,933	119,212	405,145
Total	$11,041,980	$8,960,938	$20,002,918

Note 18. Fair Value Measurements

The Company values its Equity investments at the end of each period using Level 1 inputs. The value of the Equity investments is determined using the closing share price on the date of each year-end for each of the Company’s publicly-traded investments.

Note 19. Supplemental Cash Flow Information

The following table provides supplemental cash flow information:

	For the Fiscal Years Ended June 30,
	2026	2025

Cash (paid)/received for:
Interest paid	$(83,226)	$-
Interest received	729,584	-

Non-cash investing and financing activities
Finance lease right-of-use assets obtained in exchange for lease liabilities	$(2,643,089)	$-
Property and equipment acquired through Notes payable	(1,480,250)	$-

Note 20. Subsequent Events

The Company evaluated subsequent events through the date the Consolidated Financial Statements were issued and determined there were no subsequent events requiring recognition or disclosure in the Consolidated Financial Statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report, the Company conducted an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as a result of the material weakness in our internal control over financial reporting described below, our disclosure controls and procedures were not effective as of June 30, 2026.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in the Exchange Act Rule 13a-15(f). Our internal control over financial reporting is designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published consolidated financial statements. Management conducted an evaluation of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (the “2013 Framework”). A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our consolidated financial statements will not be prevented or detected on a timely basis. Based on our evaluation under the 2013 Framework, management concluded that our internal control over financial reporting was not effective as of June 30, 2026, due to (i) insufficient accounting and financial reporting personnel with the appropriate level of technical accounting and SEC reporting experience to support the Company’s financial reporting requirements and maintain appropriate segregation of duties; (ii) a lack of consistent and proper application of processes and procedures, and (iii) the design and operation of the Company’s financial close process, including controls over the preparation, review and approval of journal entries and account reconciliations.

With the oversight of our senior management and Audit Committee, we have instituted plans to remediate the material weakness and will continue to take remediation steps. In particular, the Company supplements its internal accounting resources through the use of experienced external accounting and technical consultants who assist management with complex accounting matters. While these resources provide additional technical expertise and support, management has determined that the use of external consultants does not, by itself, remediate the identified material weaknesses.

The Company will continue to evaluate and enhance its internal control over financial reporting. The material weaknesses will not be considered remediated until the applicable controls have been designed and implemented and have operated effectively for a sufficient period of time to allow management to conclude, through testing, that the controls are operating effectively.

As a result, we performed additional analysis as deemed necessary to ensure that our consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the consolidated financial statements included in this Annual Report present fairly in all material respects our financial position, results of operations, and cash flows for the period presented.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 15d-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Rule 10b5-1 Trading Arrangements

During the three months ended June 30, 2026, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408 of Regulation S-K.

Amended and Restated Bylaws

On September 28, 2026, the Board approved an amendment and restatement of the Company’s Bylaws (as amended, the “Amended Bylaws”), effective immediately. The Amended Bylaws were amended solely to allow an annual meeting of stockholders to be held without the election of directors. The foregoing description does not purport to be complete and is qualified in its entirety by the full text of the Amended Bylaws, which is attached as Exhibit 3.2 to this Annual Report, and incorporated by reference herein.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this item will be included in the definitive proxy statement for our 2026 annual meeting of stockholders and is incorporated by reference into this Annual Report.

ITEM 11. EXECUTIVE COMPENSATION

Information required by this item will be included in the definitive proxy statement for our 2026 annual meeting of stockholders and is incorporated by reference into this Annual Report.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item will be included in the definitive proxy statement for our 2026 annual meeting of stockholders and is incorporated by reference into this Annual Report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item will be included in the definitive proxy statement for our 2026 annual meeting of stockholders and is incorporated by reference into this Annual Report.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this item will be included in the definitive proxy statement for our 2026 annual meeting of stockholders and is incorporated by reference into this Annual Report.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as a part of this Annual Report:

Financial Statements

The Consolidated Financial Statements, together with the report of the independent registered public accounting firm thereon dated September 30, 2026, are included as part of Item 8, Financial Statements and Supplementary Data.

Exhibits

The following exhibits are filed or incorporated by reference in this Annual Report:

Exhibit No.	Description
2.1	Scheme Implementation Deed, dated March 3, 2026, between Nova Minerals Limited and Nova Minerals Corp (incorporated by reference to Exhibit 2.1 to Nova Minerals Limited’s Form 6-K filed with the SEC on March 3, 2026).
2.2	Deed of Amendment and Restatement to Scheme Implementation Deed, dated March 30, 2026, between Nova Minerals Limited and Nova Minerals Corp (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K12B filed with the SEC on June 16, 2026).
3.1	Amended and Restated Articles of Incorporation of Nova Minerals Corp (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K12B filed with the SEC on June 16, 2026).
3.2*	Amended and Restated Bylaws of Nova Minerals Corp.
4.1	Description of Securities (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K12B filed with the SEC on June 16, 2026).
4.2*	Form of Warrant Agreement, by and among the Company, Computershare Inc., and its affiliate Computershare Trust Company, N.A., dated June 16, 2026.
10.1+	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K12B filed with the SEC on June 16, 2026).
10.2+	Nova Minerals Corp Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K12B filed with the SEC on June 16, 2026).
10.3+	Nova Minerals Corp Sub-Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K12B filed with the SEC on June 16, 2026).
10.4+*	Service Agreement between Nova Minerals Limited and Christopher Gerteisen, dated April 20, 2022.
10.5+*	First Amendment to Service Agreement between Nova Minerals Limited and Christopher Gerteisen, dated June 8, 2023.
10.6+*	Second Amendment to Service Agreement, effective January 15, 2026, between Nova Minerals Limited and Christopher Gerteisen.
10.7+*	Service Agreement between Nova Minerals Limited and Craig Bentley, dated September 19, 2022.
10.8+*	First Amendment to Service Agreement, effective 21 October 2024, between Nova Minerals Limited and Craig Bentley.
10.9+*	Second Amendment to Service Agreement, effective January 15, 2026, between Nova Minerals Limited and Craig Bentley.
10.10+*	Employment Agreement, effective April 20, 2026, between Nova Minerals Corp and Ashlie Thorburn.
10.11	Loan Agreement dated November 21, 2022 between Nova Minerals Ltd. and Nebari Gold Fund 1, LP, filed as Exhibit 10.1 to our Registration Statement on Form F-1 (File. No. 333-278695) on April 15, 2024 and incorporated herein by reference
10.12	Incorporated Joint Venture Agreement by and among Nova Minerals Limited, AK Minerals Pty Ltd and AKCM (Aust) Pty Ltd dated December 17, 2017, filed as Exhibit 10.5 to the Registration Statement on Form F-1 (File. No. 333-278695) on April 15, 2024 and incorporated herein by reference
10.13	Minerals Royalty Agreement by and among AK Custom Mining LLC, AK Minerals Pty Ltd and AKCM (Aust) Pty Ltd dated May 21, 2018, filed as Exhibit 10.6 to our Registration Statement on Form F-1 (File. No. 333-278695) on April 15, 2024 and incorporated herein by reference
10.14	Variation Agreement dated March 6, 2024 between Nova Minerals Limited and Nebari Gold Fund 1, LP, filed as Exhibit 10.8 to our Registration Statement on Form F-1 (File. No. 333-278695) on April 15, 2024 and incorporated herein by reference
10.15	Variation Agreement dated May 22, 2024 between Nova Minerals Limited and Nebari Gold Fund 1, LP, filed as Exhibit 10.9 to our Registration Statement on Form F-1 (File. No. 333-278695) on June 24, 2024 and incorporated herein by reference
10.16	Temporary waiver of Clause 6, Conversion Rights, in the loan agreement dated 21 November 2022 between Nova Minerals Limited and Nebari Gold Fund 1, LP filed as Exhibit 10.9 to our Registration Statement on Form F-1 (File. No. 333-282224) and incorporated herein by reference
10.17	Variation Agreement dated September 19, 2024 between Nova Minerals Limited and Nebari Gold Fund I, LP filed as Exhibit 10.10 to our Registration Statement on Form F-1 (File. No. 333-282224) and incorporated herein by reference
19.1*	Insider Trading Policy Regarding Insider Trading, Dissemination of Inside Information and Securities Dealing, adopted on June 1, 2026.
21.1*	Subsidiaries of the Registrant.
23.1*	Consent of Grassi & Co., CPAs, P.C., Independent Registered Public Accounting Firm.
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.
96.1	Initial Assessment Technical Report Summary Estelle Gold Project, Alaska, USA, effective January 31, 2024 (incorporated by reference to Exhibit 96.1 to the Registration Statement on Form F-1 (File No. 333-282224) filed with the SEC on September 19, 2024).
97.1*+	Policy for Recovery of Erroneously Awarded Compensation, adopted on June 1, 2026.
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded with the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document,
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*	Filed herewith.
**	Furnished herewith.
+	Management contract or compensatory plan or arrangement.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 30, 2026

NOVA MINERALS CORP

By:	/s/ Christopher Gerteisen
Name:	Christopher Gerteisen
Title:	Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Christopher Gerteisen	Chief Executive Officer, President and Director	September 30, 2026
Christopher Gerteisen	(Principal Executive Officer)

/s/ Ashlie Thorburn	Chief Financial Officer	September 30, 2026
Ashlie Thorburn	(Principal Financial Officer and Principal Accounting Officer)

/s/ Richard Beazley	Chairman	September 30, 2026
Richard Beazley

/s/ Craig Bentley	Director	September 30, 2026
Craig Bentley

/s/ Chaim D. Berger	Director	September 30, 2026
Chaim D. Berger

/s/ Avi Geller	Director	September 30, 2026
Avi Geller

/s/ Joshua Girnun	Director	September 30, 2026
Joshua Girnun

