Form 10-K/A
period 2026-06-30
Nova Minerals Corp
filed 2026-10-28
CIK 1852551

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

The number of shares of the registrant’s common stock outstanding as of October 23, 2026 was 38,194,368.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) of Nova Minerals Corp is being filed to amend our Annual Report on Form 10-K for the fiscal year ended June 30, 2026, originally filed on September 30, 2026 (the “Original Filing”) to provide information required in Part III of Form 10-K. This information was previously omitted from the Original Filing in reliance on General Instruction G(3) of Form 10-K, which permits such information to be incorporated by reference in the Form 10-K from our definitive proxy statement if such proxy statement is filed no later than 120 days after the end of our fiscal year.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Items 10 through 14 of Part III of the Original Filing have been amended and restated in their entirety, and Item 15 of Part IV of the Original Filing has also been amended and restated in its entirety to include new certifications by our principal executive officer and principal financial officer. This Amendment No. 1 does not amend or otherwise update any other information in the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing and with our other filings with the Securities and Exchange Commission (“SEC”) subsequent to the Original Filing.

Redomiciliation. The Company was incorporated in the State of Nevada on February 17, 2026. The Company was incorporated for the purpose of effecting the re-domiciliation of Nova Minerals Limited (“Nova Australia”), an Australian company, to the United States pursuant to a Scheme of Arrangement which became effective on June 16, 2026 (the “Redomiciliation”). Following completion of the Redomiciliation, Nova Australia became a wholly-owned subsidiary of the Company, and Nova Minerals Corp became the parent company of the Nova Minerals group. The Company maintained its dual U.S. and Australian stock exchange listings. Shares of its common stock and warrants to purchase shares of its common stock are listed on the NYSE American LLC (“NYSE American”) under the symbols “NVA” and “NVAWS” respectively. Following the approval of the Redomiciliation, the Company moved its primary listing from the ASX to NYSE American and retained an ASX listing for its Chess Depository Interests (the “CDIs”), each representing 1/12th of a share of common stock of the Company.

Unless the context otherwise indicates, the terms “the Company”, “Nova”, “we”, “us” or “our” refers to Nova Minerals Corp, a Nevada corporation, and its consolidated subsidiaries as successor to Nova Australia as a result of the Redomiciliation.

i

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our articles of incorporation, as amended, and amended and restated bylaws provide that our business is to be managed by or under the direction of our board of directors. Our board of directors is divided into three classes for purposes of election. One class is elected at each annual meeting of stockholders to serve for a three-year term. Our board of directors currently consists of six members, classified into three classes as follows: (1) Richard Beazley and Joshua Girnun constitute a class with a term ending at the 2027 annual meeting; (2) Chaim (Dovi) Berger and Avi Geller constitute a class with a term ending at the 2028 annual meeting; and (3) Craig Bentley and Christopher Gerteisen constitute a class with a term ending at the 2029 annual meeting.

Information concerning our executive officers and members of our Board of Directors (our “Board”) as of October 28, 2026 is set forth below.

Name	Age	Position with the Company
Christopher Gerteisen	53	President, Chief Executive Officer, and Director
Ashlie Thorburn	45	Chief Financial Officer
Craig Bentley	57	Executive Director
Richard Beazley	62	Chairman
Avi Geller	38	Director
Chaim D. Berger	45	Director
Joshua Girnun	33	Director

Executive Officers

Christopher Gerteisen. Mr. Gerteisen has served as our Chief Executive Officer (“CEO”) and a Director since September 2019. Mr. Gerteisen has also served as manager of (i) AK Custom Mining LLC, since 2017, (ii) Alaska Range Resources LLC, since 2022, and (iii) AK Operations LLC, since 2018, each of which are subsidiaries of the Company. Mr. Gerteisen served as director of Viridis Mining and Minerals from 2022 to 2023. He has served as a director of Amara Minerals since May 6, 2026 and previously served as an advisor to Snow Lake Resources since 2022 and as a director of Rotor X Aircraft Manufacturing from 2020 to 2023. As CEO, he is responsible for all aspects of the Estelle Project. Mr. Gerteisen has over 30 years of experience as a professional geologist with an extensive record of managing and advancing complex and challenging resource projects across North America, Australia, and Asia. His work experience spans greenfields from discovery through to production stage and other projects with a focus on commodities including gold and copper. From May 1994 to August 1998, he worked as a geologist on the Carlin Trend in Nevada and on exploration in Alaska with Newmont Corporation. He has also held senior positions within several projects throughout the goldfields of Western Australia.

As a research geologist with Newmont from August 1998 to August 1999, Mr. Gerteisen worked on the Batu Hijau Porphyry Cu-Au deposit in Indonesia. Most recently, through his technical contributions and management skills, Mr. Gerteisen played a significant role in the successful start-up, operations, and exploration which resulted in further mine-life extending discoveries at several prominent projects in the Australasian region, including Oxiana’s Sepon and PanAust’s Phu Bia in Laos. Mr. Gerteisen holds a Bachelor of Geology from the University of Idaho and a Master’s degree in Economic Geology from the Western Australia School of Mines. He is based in Alaska and a member of the Australian Institute of Geoscientists. We believe Mr. Gerteisen is well-qualified to serve on our Board because of his extensive experience with mining companies and his particular expertise in advising exploration and development-stage companies in achieving their strategic objectives.

Ashlie Thorburn. Ms. Thorburn joined Nova Minerals as Chief Financial Officer in April 2026. Ms. Thorburn is a financial executive with more than 20 years’ experience in senior financial leadership roles, primarily within the mining industry across companies listed on U.S. stock exchanges, TSX and ASX and private companies. Prior to her appointment as Chief Financial Officer of Nova Minerals, Ms. Thorburn served as the U.S. Controller at Southwest Critical Minerals, where she was responsible for acquisition integration, budgeting treasury management and private equity reporting, from September 2025 to April 2026. She also served as Senior Manager at Armanino Advisory, from September 2023 to May 2025, Vice President and Controller at Hycroft Mining Holding Corp., from June 2021 to September 2023 and as a controller for other listed companies from 2008.

Craig Bentley. Mr. Bentley joined our Board in February 2022 and became Director of Finance and Compliance in September 2023. He has over 30 years of extensive commercial and finance experience working in senior roles within multinational private enterprises, as well as auditing for Ernst and Young, including on the audit of the Bank of America and a special audit for an insurance company prior to IPO listing in the United States amongst others. Mr. Bentley has an extensive and successful track record in compliance, risk management, and finance functions, including planning/forecasting, commercial negotiations, due diligence and the establishment and management of finance departments across international borders. As part of his role with the Company, Mr. Bentley is tasked with compliance and risk management, marketing, finance, as well as assisting with our strategy during the Company’s forecasted rapid growth period.

Mr. Bentley holds a Bachelor of Commerce and Administration degree, majoring in accountancy and commercial law from Victoria University of Wellington, New Zealand. We believe Mr. Bentley is well-qualified to serve as a member of our Board due to his extensive executive, financial and operational leadership experience in growing businesses internationally.

Directors

The background information of Christopher Gerteisen and Craig Bentley is set forth under “Executive Officers” above.

Our Board consists of six directors divided into three classes, designated as Class I, Class II, and Class III. In accordance with our Amended and Restated Bylaws (our “Bylaws”) and Amended and Restated Articles of Incorporation (our “Certificate of Incorporation”), the directors are divided as evenly as possible into the three classes. The classes of directors serve for staggered three-year terms, with their current terms ending at the Annual Meeting of Stockholders in the following years: Class I directors – 2027; Class II directors – 2028; and Class III directors – 2029.

Richard Beazley. Mr. Beazley has served as our Chairman since July 2024. Since September 2021, Mr. Beazley has served as CEO, Managing Director and Executive Director of Troy Resources Limited, a gold mining company and from June 2026 to October 16, 2026, Mr. Beazley served as Managing Director of Rokeby Resources Limited, a gold mining company. Additionally, from August 2017 to October 2019, Mr. Beazley served as Chief Operating Officer of ASX listed Sandfire Resources NL, a copper mining company. From October 2008 to September 2011, Mr. Beazley served as General Manager of Consolidated Minerals. From June 2007 to August 2008, Mr. Beazley served as General Manager Southern Cross Operations of ASX listed St Barbara Limited. From January 2006 to June 2007, Mr. Beazley served as General Manager Nifty Copper Operations of Aditya Birla Group. Since February 2022, Mr. Beazley has served as Non-executive chairman of ASX listed Metals Grove Mining Ltd, a battery metals explorer. Since August 2022, Mr. Beazley has served as non-executive director of ASX listed Catalina Resources Ltd, a minerals exploration and mine development company. Since November 2021, Mr. Beazley has served as non-executive chair of Tiger Tasman Minerals Ltd, a mineral exploration and development company. Since October 2019, Mr. Beazley has served as a director of Hydrogen Energy Pty Ltd, a renewables and green energy provider. Since June 2013, Mr. Beazley has served as a director of Altair Mining Consultancy Pty Ltd, a mining consultancy company. From October 2018 to September 2021, Mr. Beazley served as a non-executive director of Troy Resources Limited, a gold mining company. From January 2012 to May 2013, Mr. Beazley served as Managing Director of ASX listed Peak Rare Earths Limited (f/k/a Peak Resources Ltd), an exploration company. Mr. Beazley is an internationally experienced mining professional and director with over 35 years of experience in senior corporate, operational and project development roles. He is a qualified Mining Engineer and has worked in a range of projects throughout Australia, Africa, North and South America, in both underground and open cut operations, producing gold, base metals and critical minerals. Mr. Beazley is a member of the Australian Institute of Company Directors (MAICD) and a member and CP of the Australasian Institute of Mining and Metallurgy (MAusIMM (CP)). Mr. Beazley received his B.E. (Mining) with Honors from the University of New South Wales and his MBA from APESMA and Deakin University. We believe Mr. Beazley is well-qualified to serve on our Board because of his extensive mining, leadership and corporate governance experience.

Avi Geller. Mr. Geller has served as a member of our Board since November 2018 and serves as Chair of our Audit Committee. Since January 2017, Mr. Geller has served as Chief Investment Officer of Leonite Capital LLC, a family office he co-founded focusing on real estate and capital markets. Mr. Geller has served as a director of Parkit Enterprise Inc. (TSXV: PKT; OTCQX: PKTEF), a publicly traded industrial real estate company, since May 2018. Since December 2025, he has served as a non-executive director of US1 Critical Minerals Ltd (ASX: USC; OTCQB: GLARF), formerly Gladiator Resources Ltd, a publicly traded critical minerals exploration company. He has also served as a director of DealFlow Financial Products, Inc. since January 2017. From November 2020 to July 2022, Mr. Geller served as a director of Australis Capital Inc. (CSE: AUSA; OTCQB: AUSAF), a Canadian publicly traded company. We believe Mr. Geller is well-qualified to serve as a member of our Board because of his experience in corporate finance and capital markets and his service as a director of other public companies.

Chaim (Dovi) Berger. Mr. Berger has served as a member of our Board since July 2025. Since July 2019, Mr. Berger has served as Managing Attorney at Berger Law Firm LLC, a New York-based law firm where he has been lead transactional counsel to a multi-strategy family office, overseeing deal structuring, negotiation, and execution across private equity, real estate, and specialty finance transactions. In addition, since September 2007, Mr. Berger has served as an Assistant Professor at Touro College, teaching courses in accounting, finance, and law. Touro College is not a parent, subsidiary, or affiliate of the Company. Mr. Berger received his Bachelor of Science in Accounting from Touro College in 2003, his Master of Science in Accounting from CUNY Queens College in 2010 and his Juris Doctor from Benjamin N. Cardozo School of Law in 2013. We believe Mr. Berger is well-qualified to serve as a member of our Board due to his extensive legal and transactional background.

Joshua Girnun. Mr. Girnun has served as a member of our Board since July 2026. Since March 2026, Mr. Girnun has served as Co-Founder and Managing Partner of Ridge Metals Group, a New York-based metals and mining investment firm specializing in battery metals, precious metals, and critical minerals. At Ridge, Mr. Girnun leads deal origination, transaction structuring, and strategic advisory on exploration, development, and production-stage assets, with active work across North America, Brazil, Australia, and West Africa. Since July 2026, Mr. Girnun has also served as a director and a member of the Audit Committee of Frontier Nuclear and Minerals Inc. (Nasdaq: FNUC), a uranium and nuclear minerals company. From November 2022 to March 2026, Mr. Girnun was with JP Morgan Chase & Co., within the Commercial and Investment Bank, where he co-founded a global subject matter expert team covering metals and mining transactions across multiple geographies and commodity classes. From January 2020 to February 2021, Mr. Girnun was a co-founder of JK Geoconsulting, a geological consultancy, where he served as an economic geologist leading technical and financial evaluations and exploration initiatives on mineral projects in Africa, South America, and Greenland. Mr. Girnun holds a Master of Science in Metals and Energy Finance from Imperial College London, a Master of Science in Geosciences from the Hebrew University of Jerusalem, a Graduate Honours and Bachelor of Science in Geology from the University of the Witwatersrand. We believe Mr. Girnun is well-qualified to serve as a member of our Board due to his extensive executive and operational leadership experience in growing businesses in the mining industry and his exceptional finance background.

Audit Committee

The Board has a separately-designated standing Audit Committee. The Audit Committee operates under a written charter adopted by the Board. A copy of the Audit Committee Charter is available under “Governance Documents” on the Investors page of the Company’s website at https://novamineralscorp.com/about-nova/corporate-governance-new/.

The members of the Audit Committee are Avi Geller, Chaim (Dovi) Berger and Richard Beazley. Mr. Geller serves as the Chair of the Audit Committee. Our Board has determined that each of the directors serving on our Audit Committee is independent within the meaning of the NYSE American and SEC rules, and Rule 10A-3 under the Exchange Act. In addition, our Board has determined that Mr. Geller qualifies as an “audit committee financial expert” within the meaning of SEC regulations and applicable NYSE American rules.

Code of Business Conduct and Ethics

We have adopted a written Code of Business Conduct and Ethics, which applies to all our directors, officers and employees, and is available on our website at www.novamineralscorp.com/about-nova/corporate-governance-new/#governancedocuments.

The Audit Committee is responsible for overseeing the Code of Business Conduct and Ethics. The Board must approve any waivers of the Code of Business Conduct and Ethics. We expect that any amendments to the Code of Business Conduct and Ethics, or any waivers of its requirements with respect to our executive officers and directors, will be disclosed on our website.

Insider Trading Policy and Prohibition on Hedging

We have an insider trading policy that, among other things, governs the buying and selling of our securities by all of our personnel, including directors, officers, employees, advisors and contractors and certain other covered persons. Our policy is designed to prevent violations of insider trading laws and applicable exchange listing standards by our personnel and to avoid even the appearance of improper conduct in this regard by our personnel. The policy prohibits covered persons from purchasing, selling, or otherwise disposing of our securities while in possession of material non-public information (except in limited circumstances, such as pursuant to a previously established trading plan). The policy includes quarterly and other trading blackouts and sets forth the procedures covered persons must follow before transacting in our securities, including pre-clearance by our Secretary of all transactions by persons covered by the insider trading policy. A copy of the policy is filed as Exhibit 19.1 to our Annual Report on Form 10-K for the year ended June 30, 2026 as filed with the SEC.

Delinquent Section 16(a) Reports

Based solely on a review of the Section 16 reports filed electronically with the SEC, the Company believes that, during the fiscal year ended June 30, 2026, all Section 16(a) reports required to be filed by its officers, directors, and greater than ten percent beneficial owners were timely filed, except for one Form 3 for Ms. Thorburn related to her initial filing for Nova Australia that was filed on May 1, 2026.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table shows the total compensation earned by our named executive officers during the fiscal years ended June 30, 2026 and, if applicable, 2025.

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)	Option awards ($)(2)(7)(8)	All Other Compensation ($)(5)	Total ($)
Christopher Gerteisen	2026	306,000	-	-	1,260,833	-	1,566,833
Chief Executive Officer and President	2025	252,000	-	-	-	-	252,000
Craig Bentley(6)	2026	176,018	51,518	-	964,167	-	1,191,702
Executive Director	2025	123,642	-	-	-	-	123,642
Louie Simens(3)(6)	2026	110,591	51,518	-	964,167	-	1,126,275
Former Chief Operating Officer	2025	189,584	-	-	-	-	189,584
Ashlie Thorburn(4) Chief Financial Officer	2026	49,479	-	-	-	3,100	52,579

(1)	Bonus amounts represent payments approved by our Board for short-term incentives.
(2)	Represents options issued under the Employee Security Ownership Plan of Nova Australia as discussed below under “Narrative to Summary Compensation Table – Equity Incentive Compensation”. Amounts reflect the aggregate grant date fair value of awards computed in accordance with Financial Accounting Standards Board (“FASB”) ASC Topic 718. The assumptions used to calculate the aggregate grant date fair value of equity awards are set forth in Note 13 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended June 30, 2026.
(3)	Mr. Simens served as Nova Australia’s Chief Operating Officer until his resignation on January 26, 2026.
(4)	Ms. Thorburn was appointed CFO of Nova Australia in April 2026.
(5)	All other compensation for Ms. Thorburn includes a monthly stipend for health insurance of $1,300 and home office expense of $250.
(6)	Mr. Simens and Mr. Bentley were paid in Australian Dollars. Amounts have been translated using the spot rate on June 30, 2026. which was 0.6869.
(7)	Such value does not represent cash received by the executive officers and their exercise price was above the recent closing price of $3.18 for our share of common stock on the NYSE American.
(8)	As of June 30, 2026, the vesting of Class C and Class D options was not deemed probable and the value has been excluded as the Company has not recognized expense related to these classes under ASC Topic 718. At such time the vesting of the Class C and Class D options is deemed probable the Company will record expense in the amount of: (i) $593,333 for each of Class C and Class D options for Mr. Gerteisen; and (ii) $445,000 for each of Class C and Class D options for Mr. Bentley. Unvested Class C and Class D options were cancelled upon Mr. Simens departure.

Narrative to Summary Compensation Table

Annual Base Salary

The base salaries of our named executive officers are subject to adjustment and generally determined and approved by the compensation committee of our board of directors. The fiscal year ended June 30, 2026 base salaries of each of our named executive officers are described under the subsection titled “Employment and Service Agreements with our Named Executive Officers” below.

Short-Term Incentive Bonus

Annual cash bonuses may be awarded based on qualitative and quantitative performance standards to reward performance of our named executive officers. For the fiscal year ended June 30, 2026, the Company approved certain short-term incentives for Messrs. Bentley and Simens based on achievement of short-terms goals established by the Company.

Non-Equity Incentive Compensation

In addition to base salaries, our named executive officers are eligible to receive annual performance-based cash bonuses, which are designed to provide appropriate incentives to our executives to achieve annual corporate goals and to reward our executives for individual achievement towards these goals. The annual performance-based bonus each named executive officer is eligible to receive is based on the extent to which we achieve the corporate goals that the compensation committee of our board of directors establishes each year and each executive’s individual performance. At the end of the year, the compensation committee reviews the performance of the executive officers against each corporate goal and determines the extent to which each of our corporate goals has been achieved. The Company did not pay any non-equity incentive compensation for the fiscal year ended June 30, 2026.

Equity Incentive Compensation

Prior to the Redomiciliation, Nova Australia maintained an Employee Security Ownership Plan (the “Plan”) under which options were granted to eligible participants. In connection with the effective date of the Redomiciliation, outstanding options to acquire ordinary shares of Nova Australia were exchanged for options to acquire shares of common stock of the Company (the “Replacement Options”). For every twelve options held prior the Redomiciliation, the holder received one Replacement Option to acquire one share of Company common stock, with fractional options rounded down to the nearest whole option. The Replacement Options have not been issued under the Equity Incentive Plan.

Following the Redomiciliation, equity grants will be made under the Nova Minerals Corp Equity Incentive Plan (or sub-plan) (the “Equity Incentive Plan”). The Equity Incentive Plan is administered by the Board and the Compensation Committee. The administrators have complete authority to determine which employees, consultants, and/or non-employee directors will be granted awards under the Equity Incentive Plan. A copy of the Equity Incentive Plan is filed as Exhibit 10.2 to our Annual Report on Form 10-K for the year ended June 30, 2026 as filed with the SEC.

Employment and Service Agreements with Our Named Executive Officers

We have entered into employment and service agreements with certain of our executive officers, including our named executive officers, which govern the terms of their employment and service with us. Regardless of the manner in which our named executive officers’ employment or service terminates, they are entitled to receive certain accrued amounts previously earned during their term of employment or service, including unpaid salary, reimbursement of expenses owed, and accrued but unpaid paid time off and any continuation of benefits required by applicable law.

Christopher Gerteisen

Mr. Gerteisen entered a service agreement effective from April 20, 2022 which was amended on June 8, 2023 and further amended on January 15, 2026. The cash remuneration terms of the service agreement comprises fees of $360,000 per annum, inclusive of directors’ fees.

Mr. Gerteisen’s appointment can be terminated only for cause. Mr. Gerteisen may elect to terminate the service agreement: (i) immediately if there is a material reduction in the fees payable to him or a material diminution in the responsibilities or powers assigned to him; or (ii) by providing 12 months paid written notice.

In the event of a Change of Control of the Company (as that term is defined in the Company's Equity Incentive Plan), all unvested options and performance rights granted to Mr. Gerteisen shall immediately vest in full and become exercisable or convertible (as applicable).

Craig Bentley

Mr. Bentley entered a service agreement effective from September 19, 2022, which was amended on October 21, 2024, and further amended on January 15, 2026. The service agreement includes fees of A$275,000 per annum, inclusive of directors’ fees.

Mr. Bentley’s appointment can be terminated only for cause. Mr. Bentley may elect to terminate the service agreement: (i) immediately if there is a material reduction in the fees payable to him or a material diminution in the responsibilities or powers assigned to him; or (ii) by providing 12 months paid written notice.

In the event of a Change of Control of the Company (as that term is defined in the Company's Equity Incentive Plan), all unvested options granted to Mr. Bentley shall immediately vest in full and become exercisable.

Ashlie Thorburn

Ms. Thorburn entered into an employment agreement on April 20, 2026. The cash remuneration terms of the service agreement consists of a base salary of $250,000 per annum plus a cash bonus as determined by the Board based on achievement of performance targets. Ms. Thorburn is also eligible to participate in the Equity Incentive Plan.

Following the consummation of the Company redomicile as a Nevada corporation and adoption of an equity incentive plan, Ms. Thorburn will be granted an equity-based compensation award (“Award”) in the form of stock options with a grant date value of US$50,000, with the number of options, vesting terms, and other terms and conditions to be determined by the Board at the time of grant in accordance with the applicable equity incentive plan. Upon termination of Executive’s employment, the treatment of any portion of outstanding Award shall be determined in accordance with the terms of any agreements (and/or Company incentive plan) governing such Awards (“Award Agreement”). Executive shall remain eligible to receive additional equity-based compensation awards as the Company may grant from time to time.

Ms. Thorburn’s appointment can be terminated by the Company (i) for any reason by the giving of 90 days written notice; or (ii) immediately for cause. Ms. Thorburn may elect to terminate her employment with the Company (i) for cause if there is a material breach of the terms of the service agreement that is not remedied, (ii) a material decrease in responsibilities or salary; or (iii) by providing 90 days written notice.

If Ms. Thorburn’s employment is terminated either (i) by the Company without cause at any time within 12 months prior to the consummation of a Change of Control (as defined in the agreement) if, prior to, or as of such termination, a Change of Control transaction was Pending (as defined in the agreement) at any time during such twelve month period, (ii) by Ms. Thorburn for cause at any time within 12 months after the consummation of a Change of Control, or (iii) by the Company without cause at any time upon or within twelve months after the consummation of a Change of Control, then Ms. Thorburn shall be entitled to receive severance benefits comprising of her base salary, and other benefits she is entitled to under applicable employee benefit plans, for a period of 12 months following the effective date of the termination of employment. In addition, any outstanding equity awards shall immediately vest in full and become exercisable or convertible (as applicable), on the effective date of the termination.

Outstanding Equity Awards at 2026 Fiscal Year-End

The following table sets forth information regarding outstanding equity awards held by our named executive officers as of June 30, 2026.

		Option Awards					Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable(1)(2)		Number of Securities Underlying Unexercised Options (#) Unexercisable(1)(3)	Option Exercise Price ($)	Option Expiration Date	Equity Incentive Plan Awards: Number of Unearned Shares or Units or Other Rights That Have Not Vested(4) (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested(5) ($)
Christopher Gerteisen	November 10, 2025	93,750	(2)		$3.81	12/23/2028	-	-
	November 10, 2025	83,333	(2)		$3.81	12/23/2028	-	-
	November 10, 2025	–		83,333	$3.81	12/23/2028	-	-
	November 10, 2025	–		83,333	$3.81	12/23/2028	-	-
	November 25, 2021	–		–			16,666	78,664
	November 25, 2021	–		–			16,666	78,664
	November 25, 2021	–		–			33,333	157,332
Craig Bentley	November 10, 2025	72,916	(2)	–	$3.81	12/23/2028	-	-
	November 10, 2025	62,500	(2)	–	$3.81	12/23/2028	-	-
	November 10, 2025	–		62,500	$3.81	12/23/2028	-	-
	November 10, 2025	–		62,500	$3.81	12/23/2028	-	-
Louie Simens	November 25, 2021						16,666	78,664
	November 25, 2021						16,666	78,664
	November 25, 2021						33,333	157,332
Ashlie Thorburn	-	-			-	-	-	-

(1)	Upon completion of the Redomiciliation on June 16, 2026, the options were exchanged for options of the Company. See “Narrative to Summary Compensation Table – Equity Incentive Compensation” above.
(2)	For Mr. Gerteisen, represents 93,750 Class A options vested on December 31, 2025 and 83,333 Class B options vested on January 26, 2026.
For Mr. Bentley, represents 72,916 Class A options vested on December 31, 2025 and 62,500 Class B options vested on January 26, 2026.
(3)

For Mr. Gerteisen, represents 83,333 Class C options will vest only if a Pre-Feasibility Study is completed by December 31, 2026, and 83,333 Class D options will vest if prior to the expiry date the first commercial sale of antimony to an unrelated third party occurs provided that Mr. Gerteisen is still a director of the Company at that time.

For Mr. Bentley, represents 62,500 Class C options will vest only if a Pre-Feasibility Study is completed by December 31, 2026, and 62,500 Class D options will vest if prior to the expiry date the first commercial sale of antimony to an unrelated third party occurs provided that Mr. Bentley is still a director of the Company at that time.

(4)	Represents performance rights have an expiration date of November 25, 2026, of which, for both Mr. Gerteisen and Mr. Simens, (i) 16,666 Class A performance rights vest upon completion of either a pre-feasibility study or a definitive feasibility study of the Korbel Main deposit that demonstrates at the time of reporting that extraction is reasonably justified and economically mineable indicating an internal rate of return to the Company of greater than 20% and an independently verified JORC classified mineral reserve equal to or greater than 1,500,000 oz Au with an average grade of not less than 0.4g/t for not less than 116Mt, (ii) 16,666 Class B performance rights vest upon completion of the first gold pour (defined as a minimum quantity of 500 oz) from the Korbel Main deposit, and (iii) 33,333 Class C performance rights vest upon achievement of an EBITDA of more than $20 million in the second half-year reporting period following the commencement of commercial operations at the Korbel Main deposit.
(5)	The market value of the stock awards is based on the closing price of our common stock of $4.72 per share, as reported on the NYSE American on June 30, 2026.

Potential Payments upon Termination or Change-In-Control

Regardless of the manner in which our named executive officers’ employment or service terminates, they are entitled to receive certain accrued amounts previously earned during their term of employment or service, including unpaid salary, reimbursement of expenses owed and any continuation of benefits required by applicable law. See “Employment and Service Agreements with Our Named Executive Officers” above.

Equity Incentive Plan

In the event of a “change in control,” as defined in the Equity Incentive Plan, unless otherwise provided in an award agreement, the Board or the Compensation Committee (collectively, the “Committee”) may, in its sole discretion, make any such adjustments in such manner as it may deem equitable, including any of the following: (i) cancel awards for a cash payment equal to their fair value (as determined in the sole discretion of the Committee), (ii) provide for the issuance of replacement awards on substantially similar terms, (iii) terminate stock options without providing accelerated vesting, (iv) accelerate the exercisability or vesting of any award (as defined in the Equity Incentive Plan) or (v) take any other action with respect to the awards the Committee deems equitable. The treatment of awards upon a change in control may vary among participants and types of awards in the Committee’s sole discretion. Unless otherwise set forth in an award agreement, in the event that awards (or portions thereof) are not substituted or assumed in a change in control, the participant will fully vest in and/or have the right to exercise all of his or her outstanding awards (other than awards with performance-based vesting). Regarding awards subject to performance goals, if a change in control occurs, all performance goals or other vesting criteria will be deemed achieved at one hundred percent (100%) of target levels.

Policies and Practices Related to the Timing of Option Grants

We do not maintain any formal policies or practices regarding the timing of awards of stock options, stock appreciation rights, or similar instruments in relation to the disclosure of material nonpublic information by the Company. The Company has never granted equity incentives to its officers or directors. Regarding Nova Australia, historically, its Board of Directors granted equity awards during its regularly scheduled meetings, without regard to the timing of public releases of material nonpublic information.

During the fiscal year ended June 30, 2026, Nova Minerals Corp did not grant any equity incentives to our named executive officers within the four business days preceding or one business day following the filing or furnishing of a periodic report on Form 10-K or Form 10-Q, or a current report on Form 8-K that disclosed material nonpublic information.

Director Compensation

We pay directors’ fees to our directors for their service on our Board. We intend to continue to provide our non-employee directors with cash and equity compensation for their service on the Board. The Board is responsible for considering and approving the compensation paid to our non-employee directors, upon recommendation from the Compensation Committee. The Company also reimburses all of its directors for all reasonable out-of-pocket expenses incurred in connection with attendance at meetings of the Board.

The following table sets forth information regarding compensation earned with respect to the fiscal year ended June 30, 2026, by each individual who served as a director during such fiscal year. All compensation for Mr. Beazley is paid in Australian dollars and then converted in U.S. dollars for purposes of reporting by applying an exchange rate of $0.6869 U.S. dollars per Australian dollar, which represents the spot exchange rate as of June 30, 2026. All compensation for Mr. Geller and Mr. Berger are paid in U.S. dollars.

The following table shows the total compensation paid or accrued during the fiscal year ended June 30, 2026 by each of our non-employee directors. Compensation paid to Mr. Gerteisen and Mr. Bentley is included in the Summary Compensation Table above and excluded from the table below.

Name	Fees Earned Or Paid in Cash ($)	Option Awards ($)(1)(3)(4)	All Other Compensation ($)	Total ($)
Richard Beazley	89,567	371,582	-	461,148
Avi Geller(2)	95,000	445,898	-	540,898
Chaim D. Berger(2)	70,000	-	-	70,000

(1)	Amounts reflect the aggregate grant date fair value computed in accordance with FASB ASC Topic 718.
(2)	Includes the payment of cash bonuses in connection with additional service as a director.
(3)	Such value does not represent cash received by the directors and their exercise price was above the recent closing price of $3.18 for our share of common stock on the NYSE American.
(4)	As of June 30, 2026, the vesting of Class C and Class D options was not deemed probable and the value has been excluded as the Company has not recognized expense related to these classes under ASC Topic 718. At such time the vesting of the Class C and Class D options is deemed probable the Company will record expense in the amount of: (i) $148,333 for the Class C options and (ii) $222,500 for the Class D options.

The following table shows the aggregate number of shares underlying options held by each of our non-employee directors as of June 30, 2026.

Name	Number of Options Held at Fiscal Year-End
Richard Beazley(1)	104,166
Avi Geller(2)	114,583
Chaim D. Berger	-

(1)	Mr. Beazley holds 20,833 Class A Options, 31,250 Class B Options, 20,833 Class C Options and 31,250 Class D Options. All options have an exercise price of $3.81 per share.
(2)	Mr. Geller holds 31,250 Class A Options, 31,250 Class B Options, 20,833 Class C Options and 31,250 Class D Options. All options have an exercise price of $3.81 per share.

Options

The Replacement Options were issued on June 16, 2026, upon completion of the Redomiciliation, in exchange for options previously issued by Nova Minerals Limited on the basis of 1 option in the Company every 12 options in Nova Minerals Limited. The Replacement Options were not issued under the Incentive Plan.

There are a total of four series of Replacement Options outstanding: (i) 333,332 Class A options, (ii) 312,499 Class B options, (iii) 281,248 Class C options, (iv) 312,499 Class D options. The terms of the options are as follows:

Class of Options	Vesting Conditions	Date by Which Vesting Condition to be Achieved
Class A Options	Vesting December 31, 2025 provided the Holder is an employee or contractor or director of the Company at all times during the period from the date of issue and ending on December 31, 2025. The vesting condition is satisfied and these awards are fully vested as of June 30, 2026.	December 23, 2028

Class B Options	The share price closing price being greater than or equal to a 5 day volume weighted average price (“VWAP”) of A$0.75 (75 cents) on ASX prior to the expiry date, provided that the Holder is an employee or contractor or director of the Company at times during the period from the date of issue and ending on the date the vesting condition is satisfied. The vesting condition is satisfied and these awards are fully vested as of June 30, 2026.	December 23, 2028

Class C Options	Completion of an RPM Area Pre- Feasibility Study (PFS) by 31 December 2026, provided that the Holder is an employee or contractor or director of the Company at times during the period from the date of issue and ending on the date the vesting condition is satisfied. As of June 30, 2026 these awards have not vested and it is not probable the vesting condition will be satisfied. As a result, the grant date fair value has been excluded for the Class C Options.	December 23, 2028

Class D Options	First commercial sales of antimony to an unrelated third party prior to the expiry date, provided that the Holder is an employee or contractor or director of the Company at times during the period from the date of issue and ending on the date the vesting condition is satisfied. As of June 30, 2026 this vesting condition has not been satisfied and therefore the awards remain unvested. As of June 30, 2026, satisfaction of the vesting condition was not yet deemed probable and the grant date fair value has been excluded for the Class D Options.	December 23, 2028

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table provides certain aggregate information with respect to all of our equity compensation plans in effect as of June 30, 2026.

	(a)		(b)		(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights(2)		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A))(1)
Equity Compensation Plans Approved by Security Holders (1)	-		$-		-
Equity Compensation Plans Not Approved by Security Holders	1,481,239	(2)	$3.81	(3)	4,000,000
Total	1,481,239		$3.81		4,000,000

(1)	Reflects shares available for issuance under our Equity Incentive Plan.
(2)	This number reflects the options and performance rights granted by Nova Australia prior to the Redomiciliation. After the Redomiciliation, the Company issued 1,281,244 replacement options, on a ratio of 1 option for 12 options in Nova Australia, and 199,995 performance rights, on a ratio of 1 performance right of the Company for 12 performance rights of Nova Australia.
(3)	The performance rights of Nova Australia do not have any exercise price.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of October 23, 2026 for (a) each person or group of affiliated persons known by us to be the beneficial owner of more than 5% of our common stock, (b) each of our named executive officers identified in the Summary Compensation Table above, (c) each of our directors, and (d) all of our current directors and executive officers as a group. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. We deem shares of common stock that may be acquired by an individual or group within 60 days of October 23, 2026 pursuant to the exercise of options or performance rights to be outstanding for the purpose of computing the percentage ownership of such individual or group, but those shares are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table. Except as indicated in footnotes to this table, we believe that the stockholders named in this table have sole voting and investment power with respect to all shares of common stock shown to be beneficially owned by them based on information provided to us by these stockholders. There were no beneficial owners of more than 5% of our shares of common stock. Percentage of ownership is based on 38,194,368 shares of common stock outstanding on October 23, 2026.

Unless otherwise indicated, the business address of each of the following individuals is c/o Nova Minerals Corp, 6312 South Fiddlers Green, Suite 300E, Greenwood Village, CO 80111.

5% Holders:
None.

	Shares Beneficially Owned
Directors and Named Executive Officers:	Number	Percent
Christopher Gerteisen(1)	344,190	*
Richard Beazley(2)	52,083	*
Craig Bentley(3)	436,806	1.14%
Avi Geller(4)	254,950	*
Chaim D. Berger	-	-
Joshua Girnun	-	-
Ashlie Thorburn	-	-
All directors and executive officers as a group (7 persons)	1,088,029	2.82%

Former Management
Louie Simens(5)	888,181	2.33%

*	Represents beneficial ownership of less than 1% of the outstanding shares of our common stock.

(1)	Consists of (i) 150,440 shares of common stock owned directly, (ii) 16,667 shares of common stock underlying CDIs listed on the ASX that are owned by AJ Holdings International Limited of which Mr. Gerteisen is the sole shareholder and director; and (iii) 177,083 shares of common stock issuable upon exercise of options within 60 days of October 23, 2026.
(2)	Consists of 52,083 shares of common stock issuable to Mr. Beazley’s spouse upon exercise of options within 60 days of October 23, 2026.
(3)	Consists of (i) 188,306 shares of common stock held in the form of CDIs listed on ASX, (ii) 61,000 shares of common stock in the form of CDIs and (iii) 135,416 shares of common stock issuable upon exercise of options by Kerse Pty Ltd, an entity of which Mr. Bentley is a director, and (iv) 52,084 shares of common stock in the form of CDIs listed on ASX held by Speedy Investments Pty Ltd, an entity of which Mr. Bentley is a director.
(4)	Consists of (i) 144,969 shares of common stock held in the form of CDIs listed on ASX by Leonite Capital LLC, an entity of which Mr. Geller is an officer, (ii) 45,881 shares of common stock held in the form of CDIs listed on ASX by Leonite LLC, an entity of which Mr. Geller is an officer, (iii) 1,600 shares of common stock held directly by Mr. Geller, and (iv) 62,500 shares of common stock issuable upon exercise of options held by Leonite LLC.
(5)	Mr. Simens served as Nova Australia’s Chief Operating Officer until his resignation on January 26, 2026. At the time of his departure, his holdings consisted of (i) 536,782 shares of common stock underlying CDIs listed on the ASX that are owned by SL Investors Pty Ltd <SL Superfund>, (ii) 182,322 shares of common stock underlying CDIs listed on the ASX held directly by Mr. Simens, and (iii) 169,077 shares of common stock underlying CDIs listed on the ASX that are owned by Kikceto Pty Ltd <Benjamin Discretionary trust>.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Except as described below, there were no related person transactions that would require disclosure under Item 404 of Regulation S-K. Compensation arrangements between our directors and named executive officers are described in Item 11. Executive Compensation.

Investment in Amara Minerals Limited

During the fiscal year ended June 30, 2026, the Company purchased $1.0 million (A$1.5 million) in shares and options of Amara Minerals Limited (“Amara Minerals”). The Company sold options of Amara Minerals for net proceeds of approximately $0.2 million and recorded a Gain on sale of equity investments of approximately $0.2 million. Our CEO and President, Christopher Gerteisen, is a director of Amara Minerals as the Company's nominee.

Policies and Procedures for Related Party Transactions

On June 1, 2026, the Company adopted a written Risk Management and Related Party Transactions Policy. This policy applies to any transaction in which the Company and a director, a director’s nominee, an executive officer, any person who has served in any of such roles since the beginning of the most recent fiscal year, any beneficial owner of at least 5% of the shares of common stock or an immediate family member of any of the foregoing are a party, and the amount involved exceeds the lesser of $120,000 or 1% of the average of the Company’s total assets at year-end for the prior two completed fiscal years in the aggregate over the duration of the transaction (without regard to profit or loss). The policy provides that the audit committee must review the details of such transaction and approve it. If a related party transaction was not approved prior to its execution, the audit committee must either ratify the transaction or determine if rescission of the transaction and/or any disciplinary action is appropriate. The audit committee considers all information that it deems relevant when evaluating the transaction, including, but not limited to, the extent of the related party’s interest in the transaction, and whether the transaction is on terms no less favorable to us than terms we could have generally obtained from an unaffiliated third party under the same or similar circumstances.

Director Independence

Our Board is comprised of a majority of independent directors. Our Board has determined that each of Richard Beazley, Avi Geller, Chaim D. Berger and Joshua Girnun is an independent director under the rules of the SEC and NYSE American, and do not have any material relationship with us other than their positions as directors and stockholders. In making these determinations, our Board considered past employment, remuneration, and all other relationships each of these directors have with the Company, as well as the specific independence tests set forth in the NYSE American’s director independence rules. As our President and Chief Executive Officer, and as our Executive Director, respectively, none of Mr. Gerteisen or Mr. Bentley is considered an independent director under SEC and NYSE American rules.

The Board also has determined that Richard Beazley, Avi Geller and Chaim D. Berger are “independent directors” under NYSE American listing standards and SEC rules applicable to Audit Committee members and Compensation Committee members, as applicable.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Audit Committee is directly responsible for the appointment, compensation, retention (including termination), scope and oversight of our independent auditors. Grassi & CO., CPAs, P.C. (“Grassi”), a registered public accounting firm, has served as our independent auditors since June 2026 after the Redomiciliation. Prior to the Redomiciliation, Grassi served as the independent registered public accountant of Nova Australia since 2021.

Principal Accountant Fees and Services

Fees billed by Grassi for the fiscal years ended June 30, 2026 and 2025, respectively, are as follows:

	Fiscal Year Ended June 30,
	2026	2025
Audit fees(1)	$244,000	$240,500
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
Total fees	$244,000	$240,500

(1)	Audit fees consist of fees for professional services provided primarily in connection with the annual audit of our financial statements, half-yearly reviews and services associated with SEC registration statements.

Prior to the Redomiciliation, Nova Australia had engaged RSM Australia Partners as principal auditor responsible for auditing Nova Australia’s financial statements filed with the ASX. Fees billed by RSM Australia Partners for the fiscal years ended June 30, 2026 and 2025, respectively, were as follows:

	Fiscal Year Ended June 30,
	2026	2025
Audit fees(1)	$80,775	$62,618
Audit-related fees	—	—
Tax fees(2)	176,990	18,333
All other fees	—	—
Total fees	$257,766	$80,951

(1)	Audit fees consist of fees for professional services provided primarily in connection with the annual audit of Nova Australia’s financial statement under Australian law and ASX listing rules.
(2)	Includes preparation of the tax returns for Australia and the United States, and tax consulting related to the Company’s redomicile from Australia to the United States.

All of the services and fees of Grassi and RSM Australia Partners reflected in the above tables were approved by the Audit Committee or the Board.

Audit Committee Pre-Approval Policies and Procedures

Under its charter, the Audit Committee is responsible establishing policies and procedures for approving the fees and permissible non-audit services. In carrying out this responsibility, the Audit Committee follows the following general procedures for the preapproval of non-audit services:

●	Each year the Audit Committee reviews and pre-approves a schedule of the proposed non-audit services and estimated fees to be provided by the independent accountants during the next annual audit cycle.

●	Actual amounts paid to the independent accountants are monitored by management and reported to the Audit Committee.

●	Any non-audit services proposed to be provided by the independent accountants and the related fees that have not been pre-approved during the annual review by the Audit Committee must be pre-approved by the Audit Committee in advance of any work performed (unless the services meet the de minimis exception allowed by law). Incremental fees for previously approved non-audit services that are expected to exceed the previously approved fee estimate must also be pre-approved by the Audit Committee.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following exhibits are filed or incorporated by reference in this Annual Report:

Exhibit No.	Description
2.1	Scheme Implementation Deed, dated March 3, 2026, between Nova Minerals Limited and Nova Minerals Corp (incorporated by reference to Exhibit 2.1 to Nova Minerals Limited’s Form 6-K filed with the SEC on March 3, 2026).
2.2	Deed of Amendment and Restatement to Scheme Implementation Deed, dated March 30, 2026, between Nova Minerals Limited and Nova Minerals Corp (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K12B filed with the SEC on June 16, 2026).
3.1	Amended and Restated Articles of Incorporation of Nova Minerals Corp (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K12B filed with the SEC on June 16, 2026).
3.2#	Amended and Restated Bylaws of Nova Minerals Corp.
4.1	Description of Securities (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K12B filed with the SEC on June 16, 2026).
4.2#	Form of Warrant Agreement, by and among the Company, Computershare Inc., and its affiliate Computershare Trust Company, N.A., dated June 16, 2026.
10.1+	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K12B filed with the SEC on June 16, 2026).
10.2+	Nova Minerals Corp Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K12B filed with the SEC on June 16, 2026).
10.3+	Nova Minerals Corp Sub-Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K12B filed with the SEC on June 16, 2026).
10.4+#	Service Agreement between Nova Minerals Limited and Christopher Gerteisen, dated April 20, 2022.
10.5+#	First Amendment to Service Agreement between Nova Minerals Limited and Christopher Gerteisen, dated June 8, 2023.
10.6+#	Second Amendment to Service Agreement, effective January 15, 2026, between Nova Minerals Limited and Christopher Gerteisen.
10.7+#	Service Agreement between Nova Minerals Limited and Craig Bentley, dated September 19, 2022.
10.8+#	First Amendment to Service Agreement, effective 21 October 2024, between Nova Minerals Limited and Craig Bentley.
10.9+#	Second Amendment to Service Agreement, effective January 15, 2026, between Nova Minerals Limited and Craig Bentley.
10.10+#	Employment Agreement, effective April 20, 2026, between Nova Minerals Corp and Ashlie Thorburn.
10.11	Loan Agreement dated November 21, 2022 between Nova Minerals Ltd. and Nebari Gold Fund 1, LP, filed as Exhibit 10.1 to our Registration Statement on Form F-1 (File. No. 333-278695) on April 15, 2024 and incorporated herein by reference
10.12	Incorporated Joint Venture Agreement by and among Nova Minerals Limited, AK Minerals Pty Ltd and AKCM (Aust) Pty Ltd dated December 17, 2017, filed as Exhibit 10.5 to the Registration Statement on Form F-1 (File. No. 333-278695) on April 15, 2024 and incorporated herein by reference
10.13	Minerals Royalty Agreement by and among AK Custom Mining LLC, AK Minerals Pty Ltd and AKCM (Aust) Pty Ltd dated May 21, 2018, filed as Exhibit 10.6 to our Registration Statement on Form F-1 (File. No. 333-278695) on April 15, 2024 and incorporated herein by reference
10.14	Variation Agreement dated March 6, 2024 between Nova Minerals Limited and Nebari Gold Fund 1, LP, filed as Exhibit 10.8 to our Registration Statement on Form F-1 (File. No. 333-278695) on April 15, 2024 and incorporated herein by reference
10.15	Variation Agreement dated May 22, 2024 between Nova Minerals Limited and Nebari Gold Fund 1, LP, filed as Exhibit 10.9 to our Registration Statement on Form F-1 (File. No. 333-278695) on June 24, 2024 and incorporated herein by reference
10.16	Temporary waiver of Clause 6, Conversion Rights, in the loan agreement dated 21 November 2022 between Nova Minerals Limited and Nebari Gold Fund 1, LP filed as Exhibit 10.9 to our Registration Statement on Form F-1 (File. No. 333-282224) and incorporated herein by reference
10.17	Variation Agreement dated September 19, 2024 between Nova Minerals Limited and Nebari Gold Fund I, LP filed as Exhibit 10.10 to our Registration Statement on Form F-1 (File. No. 333-282224) and incorporated herein by reference
19.1#	Insider Trading Policy Regarding Insider Trading, Dissemination of Inside Information and Securities Dealing, adopted on June 1, 2026.
21.1#	Subsidiaries of the Registrant.
23.1#	Consent of Grassi & Co., CPAs, P.C., Independent Registered Public Accounting Firm.
31.1#	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2#	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.4*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1#	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2#	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.
96.1	Initial Assessment Technical Report Summary Estelle Gold Project, Alaska, USA, effective January 31, 2024 (incorporated by reference to Exhibit 96.1 to the Registration Statement on Form F-1 (File No. 333-282224) filed with the SEC on September 19, 2024).
97.1#+	Policy for Recovery of Erroneously Awarded Compensation, adopted on June 1, 2026.
101.INS#	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded with the Inline XBRL document.
101.SCH#	Inline XBRL Taxonomy Extension Schema Document.
101.CAL#	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF#	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB#	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE#	Inline XBRL Taxonomy Extension Presentation Linkbase Document,
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*	Filed herewith.
**	Furnished herewith.
+	Management contract or compensatory plan or arrangement.
#	Incorporated by reference to the same titled exhibit to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 30, 2026.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

October 28, 2026

NOVA MINERALS CORP

By:	/s/ Christopher Gerteisen
Name:	Christopher Gerteisen
Title:	Chief Executive Officer and President

