Form 10-Q
period 2026-09-30
Nova Minerals Corp
filed 2026-11-13
CIK 1852551

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

Commission File Number: 001-42132

NOVA MINERALS CORP

(Exact name of registrant as specified in its charter)

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

The number of shares of the registrant’s common stock outstanding as of November 12, 2026 was 38,194,368.

NOVA MINERALS CORP

Quarterly Report on Form 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NOVA MINERALS CORP

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	June 30,
	2026	2026

Assets
Current Assets
Cash and cash equivalents	$17,762,388	$26,783,760
Accounts receivable, net	22,720	5,511,000
Prepaid expenses	1,075,602	2,143,408
Equity investment securities	1,476,624	1,749,728
Total Current Assets	$20,337,334	$36,187,896
Non-Current Assets
Mineral property assets	2,520,467	2,520,467
Plant and equipment	9,747,848	5,046,786
Finance right-of-use asset	2,278,613	2,418,235
Total Assets	$34,884,262	$46,173,384

Liabilities
Current Liabilities
Accounts payable	$1,816,780	$3,608,263
Income taxes payable	1,690,154	1,690,154
Finance lease liabilities — current	501,299	496,100
Deferred government grant —current	2,471,662	2,200,677
Notes payable — current	346,560	346,560
Other accrued expenses	6,215,618	3,209,859
Total Current Liabilities	$13,042,073	$11,551,613

Non-Current Liabilities
Finance lease liabilities — non-current	$1,246,989	$1,378,034
Deferred government grant — non-current	8,231,166	7,742,560
Deferred taxes — non-current	-	1,003,085
Notes payable — non-current	847,978	935,108
Total Liabilities	$23,368,206	$22,610,400

Shareholders’ Equity
Common stock, $0.001 par value, 500,000,000 authorized; 38,194,368 issued and outstanding as of September 30, 2026, and 38,181,050 issued and outstanding as of June 30, 2026	$38,194	$38,181
Additional paid-in capital	166,499,769	166,499,782
Equity adjustment from foreign currency translation	(6,662,753)	(6,662,753)
Non-controlling interest	673,907	673,907
Accumulated deficit	(149,033,061)	(136,986,133)
Total Shareholders’ Equity	$11,516,056	$23,562,984
Total Liabilities and Shareholders’ Equity	$34,884,262	$46,173,384

The accompanying footnotes are an integral part of these Unaudited Condensed Consolidated Financial Statements

NOVA MINERALS CORP

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ending September 30,
	2026	2025

Operating income/(expense)
Government grant income, net	$514,041	$-
Exploration and evaluation	(11,675,076)	(6,283,984)
General and administrative	(1,283,209)	(1,002,425)
Depreciation and amortization	(408,191)	(73,796)
Loss from operations	$(12,852,435)	$(7,360,205)

Non-operating income/(expense)
Interest income, net of interest expense	$116,430	$95,499
Unrealized (loss)/gain on equity investment securities	(304,233)	738,067
Foreign currency (loss)/gain	(9,775)	98,681
Total non-operating (expense)/income	$(197,578)	$932,247

Loss before income taxes	$(13,050,013)	$(6,427,958)
Income tax benefit	1,003,085	-
Net Loss	$(12,046,928)	$(6,427,958)

Loss per share:
Basic and diluted	$(0.32)	$(0.20)
Weighted-average shares outstanding
Basic and diluted	38,188,433	32,246,427

The accompanying footnotes are an integral part of these Unaudited Condensed Consolidated Financial Statements

NOVA MINERALS CORP

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ending September 30,
	2026	2025

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(12,046,928)	$(6,427,958)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	408,191	73,796
Unrealized (gain)/loss on equity investments	304,233	(738,067)
Changes in operating assets and liabilities:
Accounts receivable	5,488,280	213,359
Accounts payable	(1,791,483)	1,813,761
Prepaid expenses	(64,136)	(244,355)
Deferred government grant	759,591	-
Deferred tax liability	(1,003,085)	-
Other accrued expenses	3,005,759	386,331
Net cash used in operating activities	$(4,939,578)	$(4,923,134)

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to plant and equipment	$(3,842,784)	$(11,500)
Purchase of equity investments	-	(660,200)
Net cash used in investing activities	$(3,842,784)	$(671,700)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of shares, net	$-	$11,149,511
Proceeds from exercise of warrants and options	-	77,638
Principal payments on lease liabilities	(119,464)	-
Principal payments on notes payable	(87,130)	-
Net cash (used in)/provided by financing activities	$(206,594)	$11,227,149

Net (decrease)/increase in cash and cash equivalents	(8,988,956)	5,632,316
Effect of exchange rate changes on cash and cash equivalents	(32,416)	(9,026)
Cash and cash equivalents, beginning of period	26,783,760	5,949,572
Cash and cash equivalents, end of period	$17,762,388	$11,572,861

The accompanying footnotes are an integral part of these Unaudited Condensed Consolidated Financial Statements

NOVA MINERALS CORP

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Additional paid-in	Foreign currency	Non-controlling	Accumulated	Total Shareholders’
	Shares	Amount	capital	reserves	interest	deficit	equity

Balance at June 30, 2026	38,181,050	$38,181	$166,499,782	$(6,662,753)	$673,907	$(136,986,133)	$23,562,984

Net loss						(12,046,928)	$(12,046,928)
Common stock issued upon conversion of options and warrants	13,318	13	(13)	-	-	-	-

Balance at September 30, 2026	38,194,368	38,194	166,499,769	(6,662,753)	673,907	(149,033,061)	11,516,056

	Common Stock		Additional paid-in	Foreign currency	Non-controlling	Accumulated	Total Shareholders’
	Shares	Amount	capital	reserves	interest	deficit	equity

Balance at June 30, 2025	26,919,165	$26,919	$126,237,910	$(6,662,753)	$673,907	$(111,388,830)	$8,887,153

Net loss	-	-	-	-	-	(6,427,958)	(6,427,958)
Common stock issued for cash, net of issuance costs	6,542,000	6,542	11,142,969	-	-	-	11,149,511
Common stock issued upon conversion of options and warrants	53,375	53	77,585	-	-	-	77,638

Balance at September 30, 2025	33,514,540	33,515	137,458,464	(6,662,753)	673,907	(117,816,788)	13,686,344

The accompanying footnotes are an integral part of these Unaudited Condensed Consolidated Financial Statements

NOVA MINERALS CORP

Notes to the Unaudited Condensed Consolidated Financial Statements

Note 1. Company Overview

Nova Minerals Corp. is a gold, antimony, and critical minerals exploration and development company focused on advancing its flagship Estelle Project in Alaska. Backed by a $43.4 million award from the U.S. Department of War (“DoW”), the Company is also developing a pilot-scale antimony processing facility at Port Mackenzie, Alaska, capable of producing military-grade antimony trisulfide, with production targeted in 2027.

On June 16, 2026 (the “Effective Date”), the Company (as defined below) became the ultimate parent of Nova Minerals Limited and its subsidiaries pursuant to a Scheme of Arrangement under the Australian Corporations Act 2001 (the “Redomiciliation”). The Redomiciliation did not result in any change in the underlying operations, assets, liabilities, or ultimate economic ownership of the Nova Minerals group. See Note 2 — Summary of Significant Accounting Policies for the accounting treatment of the Redomiciliation, Note 13 — Common Stock and Additional Paid-in Capital for information regarding the Share Consolidation effected through the Redomiciliation, additional information regarding the consummation of the Redomiciliation and the related option modification analysis.

Unless the context requires otherwise, the terms “Nova Minerals,” “Nova,” the “Company,” “we” “us,” “our,” and “Company” refer to Nova Minerals Corp. and its direct and indirect subsidiaries.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

These Unaudited Condensed Consolidated Financial Statements (“Financial Statements”) of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, these Financial Statements do not include all information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. These Financial Statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto as of and for the fiscal year ended June 30, 2026 (the “2026 Audited Financial Statements”), filed as a part of the Company’s annual report on Form 10-K filed with the SEC on September 30, 2026. The Company continues to follow the accounting policies set forth in the 2026 Audited Financial Statements, with updates discussed below. In the opinion of management, the accompanying Financial Statements include all adjustments necessary for a fair presentation of the Company’s interim financial position, operating results, and cash flows for the periods presented.

The Scheme of Arrangement, Redomiciliation, and Predecessor Accounting

As described in Note 1, on June 16, 2026, the Company became the ultimate parent of Nova Minerals Limited by way of the Redomiciliation, thereby effecting the redomiciliation of Nova and its subsidiaries from Australia to the State of Nevada and replacing Nova Minerals Limited as the prior ultimate parent entity. The Redomiciliation has been accounted for as a reorganization of entities under common control on a carryover basis in accordance with ASC 805-50. Because there was no change in the underlying operations, assets, liabilities, or ultimate economic ownership of the Company, the Financial Statements for the period ending September 30, 2025 presented herein reflect the operations of the predecessor consolidated group (Nova Minerals Limited and its subsidiaries) which precedes the Effective Date.

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

In accordance with SEC Staff Accounting Bulletin Topic 4.C, share and per-share information presented in these Financial Statements, including weighted-average shares outstanding and loss per share, has been retrospectively adjusted to reflect the capital structure of the Company, giving effect to the Share Consolidation, as if the Redomiciliation had occurred at the beginning of the earliest period presented.

NOVA MINERALS CORP

Notes to the Unaudited Condensed Consolidated Financial Statements

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

Impairment of Long-Lived Assets

The Company’s long-lived assets consist of Mineral properties and Plant and equipment, net. The Company reviews and evaluates its long-lived assets for impairments when events or changes in circumstances indicate that the related carrying values may not be recoverable. As of September 30, 2026, the Company completed its evaluation and determined there were no triggering events.

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

Government grants related to the purchase of an asset are recognized as the Company incurs the related costs and are accounted for using the deferred income approach. Under the deferred income approach, grant proceeds are recorded as deferred income and recognized in earnings on a straight-line basis over the estimated useful lives of the underlying assets.

Grants related to income are recognized in earnings on a straight-line basis over the periods in which the Company recognizes the expenses for which the grant is intended to compensate. If the grant related to income is received after the Company has recognized all expenses for which the grant is intended to compensate, then the grant is recognized immediately as income.

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

Prior to July 1, 2025, the functional currency of the Company was the Australian dollar. In connection with the Company’s changes in its financing activities and economic environment, management determined that the Company’s functional currency changed from the Australian dollar to the U.S. dollar. The change in functional currency was accounted for prospectively in accordance with ASC 830, Foreign Currency Matters. Accordingly, the assets and liabilities of the Company at the date of the change were translated into U.S. dollars using the exchange rate in effect on that date, and those translated amounts became the new accounting basis for the applicable assets and liabilities. Prior-period financial statements were not restated.

NOVA MINERALS CORP

Notes to the Unaudited Condensed Consolidated Financial Statements

For periods following the change in functional currency, monetary assets and liabilities denominated in currencies other than the U.S. dollar are remeasured into U.S. dollars using exchange rates in effect at the balance sheet date. Revenue and expenses denominated in currencies other than the U.S. dollar are generally remeasured using exchange rates in effect on the applicable transaction dates or appropriate average rates. Resulting foreign currency transaction gains and losses are recognized in the Unaudited Condensed Consolidated Statement of Operations.

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

Note 3. Going Concern

The accompanying Financial Statements have been prepared assuming that the Company will continue as a going concern and, accordingly that it will realize its assets and satisfy its liabilities in the normal course of business.

NOVA MINERALS CORP

Notes to the Unaudited Condensed Consolidated Financial Statements

The Company is an exploration stage mining company and has not generated revenue or positive cash flows from its operations to date. Since inception, the Company has incurred recurring losses and negative cash flows from operations as it advances exploration and development activities on its mineral properties. To date these activities have been primarily funded through the issuance of common stock, convertible notes, and proceeds received under the $43.4 million DoW award. The Company expects to continue to incur expenditures related to exploration, development, property maintenance and general and administrative activities and will require additional capital to fund its ongoing operations and planned exploration and development programs.

Management has evaluated whether conditions and events, considered in the aggregate, raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the date the Financial Statements are issued. In making this assessment, management considered, among other factors, the Company’s available cash and working capital, historical and projected operating cash flows, contractual and other obligations, planned exploration and development expenditures, remaining amounts available to be claimed under the DoW award, and the Company’s ability to obtain additional financing.

The Company’s ability to continue as a going concern depends upon its ability to generate sufficient cash flows, obtain additional financing through equity or debt or other sources of capital, and manage the timing and level of its exploration, development and other expenditures.

Subsequent to these Financial Statements the Company expects to fund operations as follows:

●	Utilizing existing cash resources of $17.8 million as of September 30, 2026;
●	Submitting claims and invoices for the remaining amounts available under the DoW award of $19.6 million as of September 30, 2026. Subsequent to September 30, 2026, the Company invoiced $5.0 million and expects to invoice the remaining balance during the 2027 fiscal year;
●	Pursuing additional equity or debt financing as well as other potential strategic financing opportunities; and/or
●	Adjusting the timing, scope, and level of discretionary exploration and development expenditure as necessary, based on available funding.

Historically, the Company has been successful in accessing capital through equity and debt financing arrangements and government funding programs. However, there can be no assurance that additional financing will be available when required, in sufficient amounts or on terms acceptable to the Company. Furthermore, the timing and receipt of amounts under the DoW award are subject to applicable program requirements and reimbursement processes.

If the Company is unable to obtain additional capital or funding, it may be required to delay, reduce or curtail certain exploration and development activities, which could adversely affect its business, financial condition and results of operations.

Based on the Company’s current working capital position, projected cash requirements and the uncertainty surrounding its ability to obtain additional financing, management has concluded that substantial doubt exists about the Company’s ability to continue as a going concern for a period of one year from the date the Financial Statements are issued.

The Financial Statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 4. Accounts Receivable, Net

As of September 30, 2026 and June 30, 2026, Accounts receivable, net was $22,720 and $5.5 million, respectively. The Company evaluated the expected collectability of its Accounts receivable, net as of September 30, 2026 and determined no credit loss was required. As of September 30, 2026, Accounts receivable, net was primarily due to outstanding balances for reimbursement from third parties. As of June 30, 2026, Accounts receivable, net was primarily due to outstanding government grants receivable, which was fully received in the current period

Note 5. Prepaid Expenses

	September 30,	June 30,
	2026	2026

Deposits on Plant and equipment	$17,746	$1,131,941
Prepaid Insurance	578,903	293,159
Deposit on antimony ore	410,040	410,040
GST receivable	42,418	265,885
Other prepaid expenses	26,495	42,383
Total	$1,075,602	$2,143,408

NOVA MINERALS CORP

Notes to the Unaudited Condensed Consolidated Financial Statements

Deposit on antimony ore

During the fiscal year ended June 30, 2026, the Company paid deposits of $0.4 million towards the purchase of antimony ore. As of September 30, 2026, the Company had not yet received the ore and the amount remained in Prepaid expenses. The Company intends to use the antimony ore during plant commissioning and for additional studies, as needed.

Note 6. Equity Investment Securities

	September 30,	June 30,
	2026	2026

Amara Minerals	$1,033,991	$1,224,056
GoldArc Resources	406,721	490,316
Alaska Asia Clean Energy Corp.	35,912	35,356
Total	$1,476,624	$1,749,728

The Company recorded an unrealized loss on its Equity investment securities of $0.3 million for the three months ending September 30, 2026. The Company recorded an unrealized holding gain on its Equity investment securities of $0.7 million for the three months ending September 30, 2025.

Amara Minerals is considered a related party to the Company as the Company’s CEO also serves as a Director of Amara Minerals.

Note 7. Mineral Properties

The Company’s Mineral properties consist of capitalized acquisition costs associated with its interests in the mineral claims comprising the Estelle Project. The carrying value was $2.5 million for the periods ending September 30, 2026 and June 30, 2026.

As of September 30, 2026, the Company held 85% of the mineral rights at the Estelle Project.

Note 8. Plant and Equipment

		September 30,	June 30,
	Depreciation Life	2026	2026

Camp facilities	5 years	$1,326,545	$1,305,252
Mining equipment	5 years	5,008,390	4,910,370
Processing equipment	5 years	5,871,184	1,008,979
		12,206,120	7,224,601
Less, accumulated depreciation		(2,458,272)	(2,177,816)
Total		$9,747,848	$5,046,786

Depreciation expense related to Plant and equipment, net was $0.3 million and $0.1 million for the three months ending September 30, 2026 and September 30, 2025, respectively.

NOVA MINERALS CORP

Notes to the Unaudited Condensed Consolidated Financial Statements

Note 9. Leases

The Company has various finance leases for mining equipment, which include four-year terms and end in December 2029. The leases each contain a purchase option which the Company expects to exercise at the end of the lease term.

Right-of-use assets and Lease liabilities are determined at the present value of the lease payments and any amounts due upon exercise of the purchase options, discounted using the implicit interest rate. Below are the components of the costs associated with our right-of-use assets and lease liabilities:

	For the Three Months Ending September 30,
	2026	2025
Lease cost
Finance lease cost:
Amortization of right-of-use assets	$133,241	$-
Interest on finance lease liabilities	28,129	-
Total lease cost	$161,370	$-

Minimum lease payments for our lease liabilities are as follows:

	September 30,	June 30,
	2026	2026
Future minimum lease payments:
Year 1	$594,887	$594,887
Year 2	594,887	594,887
Year 3	594,887	594,887
Year 4	148,723	297,445
Total undiscounted future lease payments	$1,933,384	$2,082,106
Less: imputed interest	(185,096)	(207,972)
Present value of lease liabilities	$1,748,288	$1,874,134

Weighted-average remaining term	3.17 years	4 years
Weighted-average discount rate	5.99%	5.99%

As of September 30, 2026 and June 30, 2026, the Company recorded the following Finance lease liabilities:

	September 30,	June 30,
	2026	2026
Finance lease liabilities
Current	$501,299	$496,100
Noncurrent	1,246,989	1,378,034
Total Finance lease liabilities	$1,748,288	$1,874,134

NOVA MINERALS CORP

Notes to the Unaudited Condensed Consolidated Financial Statements

Note 10. Government Grants

On September 30, 2025, the Company’s wholly owned U.S. subsidiary, Alaska Range Resources, LLC, received a $43.4 million Defense Production Act Title III award from the U.S. Department of War (“DoW”) to advance the development of a pilot-scale antimony processing facility in Alaska capable of producing military-grade antimony trisulfide for the DoW. The terms of the award included $22.5 million for milestones related to exploration, studies and permitting activities, and $20.9 million for the reimbursement of mining and processing equipment purchases necessary to produce antimony trisulfide under the award. The term of the DoW award is two years and ends on September 29, 2027.

The following table provides a summary of the award amounts and receipts:

		Received as of	Remaining under Award as of
	Total Award	September 30, 2026	September 30, 2026
Deferred government grant
Grants related to income	$22,476,202	$11,500,000	$10,976,202
Grants related to assets	20,966,000	12,358,310	8,607,690
Total deferred government grants	$43,442,202	$23,858,310	$19,583,892

The following table summarizes the components of Government grant income:

	For the Three Months Ended September 30,
	2026	2025

Grants related to assets	595,333	-
Commissions expense	(81,292)	-
	514,041	-

During the three months ended September 30, 2026, the Company invoiced  a total of $1,354,924 for assets acquired and reimbursable under the DoW award. In accordance with the Company’s accounting policy to defer government grant income received in connection with the acquisition of assets and recognize such income in earnings on a straight-line basis over the estimated useful lives of the underlying assets, the Company recognized grant income of $595,333 during the period. No income was invoiced or recognized for milestone completions during the period.

The Company recorded commissions expense of $0.1 million which was paid to a consultant of the Company for providing assistance with obtaining the grant.

The Company’s policy is to defer grants related to assets and amortize over the life of the underlying asset, which is 5 years. The Company amortizes Deferred grant income on a straight-line basis. As of September 30, 2026 and June 30, 2026, the Company recorded the following Deferred grant income:

	September 30,	June 30,
	2026	2026
Deferred government grant
Current	$2,471,662	$2,200,677
Noncurrent	8,231,166	7,742,560
Total deferred government grants	$10,702,828	$9,943,237

The deferred government grant represents a non-cash accounting liability arising from the timing difference between receipt of the grant proceeds and recognition of the related income in the Company’s financial statements. The Company has received all cash proceeds associated with these grants and has no obligation to repay the deferred amounts.

NOVA MINERALS CORP

Notes to the Unaudited Condensed Consolidated Financial Statements

Note 11. Notes Payable

The Company’s Notes Payable consist of financing arrangements for the purchase of mining equipment which serves as collateral to the Company’s outstanding Notes payable. During the three months ending September 30, 2026, the Company made principal payments on its Notes payable of $0.1 million and incurred interest expense of $14,375.

The future payments for the Company’s Notes payable as of September 30, 2026 and June 30, 2026, are as follows:

	September 30,	June 30,
	2026	2026
Future payments (principal and interest):
Year 1	$406,021	$406,021
Year 2	406,021	406,021
Year 3	406,021	406,021
Year 4	67,670	169,175
Total undiscounted future payments	$1,285,733	$1,387,238
Less: imputed interest	(91,195)	(105,570)
Present value of Notes payable	$1,194,538	$1,281,668

Weighted-average remaining term	3.16 years	3.41 years
Weighted-average discount rate	4.95%	4.95%

As of September 30, 2026 and June 30, 2026, the Company recorded the following Notes payable:

	September 30,	June 30,
	2026	2026
Notes payable
Current	$346,560	$346,560
Noncurrent	847,978	935,108
Total Notes payable	$1,194,538	$1,281,668

Note 12. Other Accrued Expenses

	September 30,	June 30,
	2026	2026

Commissions expense	$1,872,653	$2,173,665
Drilling expense	2,626,278	212,000
Contract labor	850,000	-
Camp expense	667,000	62,000
Mining and technical study expense	-	234,500
Professional services	164,872	311,806
Director fees	34,815	19,508
Payroll withholding	-	196,380
Total	$6,215,618	$3,209,859

Commissions expense

Accrued commissions expense relates to the fair value of warrants due to a third-party consultant upon receipt of the DoW award. As of September 30, 2026, the warrants were not issued. Additionally, at June 30, 2026, an additional amount was accrued for cash commissions cost due on DoW grants received.

NOVA MINERALS CORP

Notes to the Unaudited Condensed Consolidated Financial Statements

Note 13. Common Stock and Additional Paid-in Capital

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

NOVA MINERALS CORP

Notes to the Unaudited Condensed Consolidated Financial Statements

Note 14. Stock-Based Compensation

Prior to the Effective Date of the Redomiciliation, Nova Minerals Limited maintained an Employee Security Ownership Plan (the “Plan”) under which options were granted to eligible participants.

In connection with the Effective Date of the Redomiciliation on June 16, 2026, outstanding options to acquire ordinary shares of Nova Minerals Limited were exchanged for options to acquire shares of common stock of the Company (the “Replacement Options”). For every twelve Nova Minerals Limited options held, the holder received one Replacement Option to acquire one share of Company common stock, with fractional options rounded down to the nearest whole option. Following the exchange, 1,281,244 Replacement Options to acquire shares of Company common stock were outstanding.

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

The Plan was assumed by the Company in connection with the Redomiciliation and continues to govern the Replacement Options outstanding. No incremental share-based compensation expense was recognized as a result of the exchange.

All option quantities, exercise prices, share prices and per-option amounts presented below have been retrospectively adjusted to reflect the Company’s post-Redomiciliation capital structure

Option Exercises

On August 10, 2026, a holder exercised options equivalent to 41,666 shares of Company common stock, after giving retrospective effect to the Redomiciliation and holder-level rounding. In connection with the exercise, 28,348 shares of common stock otherwise issuable were withheld in satisfaction of the aggregate exercise price.

Stock Option Activity

Stock option activity for the three months ending September 30, 2026 was as follows:

	Number of Options	Weighted-Average Exercise Price
Outstanding as of beginning of period	1,281,244	$3.81
Exercised	(41,666)	$3.81
Outstanding as of end of period	1,239,578	$3.81
Vested and exercisable as of end of period	645,831	$3.81

Information regarding options outstanding and exercisable at September 30, 2026 was as follows:

	Options Outstanding	Vested and Exercisable
Number of options	1,239,578	645,831
Weighted-average exercise price	$3.81	$3.81
Weighted-average remaining contractual term	2.23 years	2.23 years
Aggregate intrinsic value	$2.0 million	$1.0 million

Aggregate intrinsic value represents the amount by which the closing market price of the Company’s common stock at September 30, 2026 exceeded the exercise price of in-the-money options.

NOVA MINERALS CORP

Notes to the Unaudited Condensed Consolidated Financial Statements

At September 30, 2026, 645,831 options were fully vested and exercisable, and compensation cost associated with those awards was fully recognized during the fiscal year ended June 30, 2026. The remaining unvested 593,747 options are subject to performance-based vesting conditions. As of September 30, 2026, achievement of the applicable performance conditions was not considered probable and, accordingly, no compensation cost had been recognized with respect to those awards. The Company regularly evaluates whether the applicable performance conditions are probable of occurring and at such time it is determined that achievement of the performance conditions is probable, compensation cost associated with the performance-based awards will be recognized. There is approximately $4.6 million (A$6.5 million) of unrecognized expense associated with unvested options as of September 30, 2026.

Note 15. Warrants

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

In connection with the Redomiciliation, each listed warrant of Nova Minerals Limited outstanding on the Warrant Scheme record date was exchanged for three listed warrants of the Company. Every three replacement warrants collectively entitle the holder to purchase five shares of the Company’s common stock at an exercise price of $1.4532 per share. The replacement warrants have an exercise period equal to the remaining exercise period of the predecessor warrants and otherwise substantially preserve the terms of the predecessor warrants, with modifications necessary to reflect the Company as the issuer and shares of the Company’s common stock as the underlying security.

Prior to the Redomiciliation, holders exercised 170,706 predecessor listed warrants. Following these exercises, 110,787 predecessor listed warrants remained outstanding and were subsequently exchanged pursuant to the Warrant Scheme for 332,361 listed warrants of the Company.

At September 30, 2026, 332,361 listed warrants were outstanding, collectively exercisable for 553,935 shares of the Company’s common stock at an exercise price of $1.4532 per share. The listed warrants expire on July 25, 2029.

NOVA MINERALS CORP

Notes to the Unaudited Condensed Consolidated Financial Statements

Unlisted Warrants

Nova Minerals Limited also had outstanding unlisted warrants that were not subject to the Warrant Scheme. The economic terms of these warrants were adjusted, as applicable, to reflect the Company’s post-Redomiciliation capital structure. The following table summarizes the unlisted warrant activity by expiration as of September 30, 2026:

	Unlisted warrants - Expiry date September 24, 2029	Unlisted warrants - Expiry date July 25, 2028	Unlisted warrants - Expiry date July 17, 2030
Warrants outstanding, beginning of period	142	342	38,270

Granted	-	-	-
Exercised for common stock	-	-	-
Cancelled for cashless exercise	-	-	-

Warrants outstanding, end of period	142	342	38,270

Common shares issuable upon exercise of warrants	710	1,710	38,270

Warrants Outstanding

The following table summarizes the Company’s warrant exposure at September 30, 2026 based on the number of shares of Company common stock issuable upon exercise:

Common Shares Issuable
Listed warrants	553,935
Unlisted warrants – July 25, 2028	1,710
Unlisted warrants – September 24, 2029	710
Unlisted warrants – July 17, 2030	38,270
Total common shares issuable upon exercise of warrants	594,625

Note 16. Income Taxes

The Company accounts for income taxes in accordance with ASC 740, Income Taxes. Income tax expense or benefit for interim periods is determined using an estimated annual effective tax rate applied to year-to-date ordinary income or loss, adjusted for discrete items recognized during the period.

The Company recognized an income tax benefit of $1.0 million for the three months ended September 30, 2026. The income tax benefit recognized during the current period was primarily attributable to temporary differences between the book and tax bases of depreciable assets. There was no tax benefit or expense recognized during the comparable 2025 period.

The Company’s effective income tax rate differs from the U.S. federal statutory income tax rate of 21% primarily due to differences in applicable foreign tax rates, valuation allowances, and other permanent differences.

Uncertain tax positions

The Company recognizes the benefit of a tax position only when it is more likely than not that the position will be sustained upon examination by the relevant authority. As of September 30, 2026, the Company had no uncertain tax positions requiring recognition of disclosure. Accordingly, no liabilities for unrecognized tax benefits, interest, or penalties have been recorded

Note 17. Loss Per Share

The table below summarizes the Company’s basic and diluted loss per share calculations:

	For the Three Months Ending September 30,
	2026	2025

Net loss	$(12,046,928)	$(6,427,958)

Weighted-average shares outstanding
Basic	38,188,433	32,246,427
Diluted	38,188,433	32,246,427

Basic loss per common share	$(0.32)	$(0.20)
Diluted loss per common share	$(0.32)	$(0.20)

NOVA MINERALS CORP

Notes to the Unaudited Condensed Consolidated Financial Statements

Due to the Company’s net loss during the three months ending September 30, 2026 and 2025, respectively, there was no dilutive effect of common stock equivalents because the effects of such would have been anti-dilutive. The following table summarizes the shares excluded from the weighted-average number of shares of common stock outstanding, as the impact would be anti-dilutive:

	For the Three Months Ending September 30,
	2026	2025

Shares after conversion of warrants	594,625	1,733,947
Stock options exercisable	645,831	687,500

Note 18. Segment Information

In accordance with ASC 280, “Segment Reporting,” the Company has determined that it operates as a single reportable segment. Since the Company is focused on exploration and evaluation, the Company’s operations are limited and managed by one chief operating decision maker (“CODM”). The CODM who has been identified as the Company’s Chief Executive Officer, is responsible for all decisions regarding resource allocation and performance evaluation, which are made on a consolidated basis and determined to be based upon expenditures for Exploration and evaluation. Therefore, the Company has concluded that it has one operating and reportable segment. During the fourth quarter of the fiscal year ended June 30, 2026, the Company began tracking its costs between gold and antimony and reporting such costs for evaluation by the CODM. Accordingly, there was no comparable grouping for the September 30, 2025 quarterly period. The CODM uses the following grouping to evaluate the Company’s Exploration and evaluation costs:

Cost Group	Gold	Antimony	Total
Camp Expenses	$566,963	$277,146	$844,109
Freight & Logistics	275,793	816,311	1,092,104
Flights & Helicopter Support	1,563,377	694,131	2,257,508
On-Site Contractors	1,034,634	568,317	1,602,951
Drilling & Analysis	1,553,215	1,407,952	2,961,167
Studies	622,407	748,370	1,370,777
Site Development	18,897	234,009	252,906
Equipment Supplies & Maintenance	62,310	34,431	96,741
Fuel	760,264	347,707	1,107,971
Sustainability	20,550	-	20,550
Claims Management	15,833	52,459	68,292
Total	$6,494,243	$5,180,833	$11,675,076

Note 19. Fair Value Measurements

The Company values its Equity investments at the end of each period using Level 1 inputs. The value of the Equity investments is determined using the closing share price on the date of each period-end for each of the Company’s publicly-traded investments.

Note 20. Supplemental Cash Flow Information

The following table provides supplemental cash flow information:

	For the Three Months Ending September 30,
	2026	2025

Cash (paid)/received for:
Interest paid	$(43,632)	$-
Interest received	160,062	95,499
Income taxes paid	-	-

Non-cash investing and financing activities
Plant and equipment acquired and deposits transferred from Prepaid expenses	$(1,131,941)	$-
Shares withheld for payment of option exercise price	158,749	-

Note 21. Subsequent Events

The Company evaluated subsequent events through the date the Financial Statements were issued and determined there were the following subsequent events:

Receipt of permit

On October 27, 2026, received final approvals from the Alaska Department of Natural Resources for the Plan of Operations and Reclamation Plan for its DoW funded Alaska integrated antimony three-year pilot scale project, completing the permitting process and clearing the way for construction and development activities targeting pilot-scale production in 2027. As a result of this approval, the Company is eligible to receive an additional milestone award under the DoW award of $5.0 million. The Company invoiced this amount on October 27, 2026, and expects to receive payment of the outstanding balance prior to December 31, 2026

Amendment of Advisory Agreement

On October 21, 2026, the Company and a third-party advisor amended an Advisory Agreement whereby the Company and its third-party advisor agreed to reduce certain commission amounts due upon receipt of the DoW award with such commission payable in common share purchase warrants. The commission payable under the original terms of the Advisory Agreement was 5% of the $43.4 million DoW award with the number of common share purchase warrants due in full upon receipt of the DoW award. As of September 30, 2026, the Company had accrued $1.9 million related to the common share purchase warrants issuable under the original terms of the Advisory Agreement. Upon execution of the amendment to the Advisory Agreement, the liability associated with the issuance of common share purchase warrants was reduced to $0.2 million which was payable on the amounts received to-date under the DoW award. Additional common share purchase warrants will be issued in the future when additional amounts under the DoW award are received.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements in this Report constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements give the Company’s current expectations and forecasts of future events. All statements other than statements of current or historical fact contained in this Report, including statements regarding the Company’s future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “estimate,” “expect,” “intend,” “may,” “plan,” and similar expressions, as they relate to the Company, are intended to identify forward-looking statements. These statements are based on the Company’s current plans, and the Company’s actual future activities and results of operations may be materially different from those set forth in the forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from the statements made. Any or all of the forward-looking statements in this quarterly report may turn out to be inaccurate. The Company has based these forward-looking statements largely on its current expectations and projections about future events and financial trends that it believes may affect its financial condition, results of operations, business strategy and financial needs. The forward-looking statements can be affected by inaccurate assumptions or by known or unknown risks, uncertainties and assumptions. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Report, and in the risk factors on Form 10-K that was filed with the U.S. Securities and Exchange Commission (“SEC”) on September 30, 2026. The Company expressly disclaims any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based.

The following discussion provides information we believe is relevant to an assessment and understanding of our consolidated operating results and financial condition. The following discussion should be read in conjunction with our other reports filed with the SEC, as well as our Financial Statements and the Notes thereto. Terms not defined herein have the same meaning defined elsewhere in this Report.

Overview

Nova is a gold, antimony, and critical minerals exploration and development company focused on advancing its flagship Estelle Gold and Critical Minerals Project (the “Estelle Project”) in Alaska. The Estelle Project comprises 514 km2 of State of Alaska mining claims and encompasses multiple mining complexes across a 35 km long mineralized corridor containing more than 20 advanced gold and antimony prospects. Nova holds an 85% ownership interest in the Estelle Project.

The Company is currently in the exploration stage and has not generated revenue from operations to date. The Company does not expect to generate material revenue from the sale of gold or antimony until the relevant mining, processing and production facilities have been constructed and commissioned.

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

Operations Summary

The Company is currently engaged in the exploration and development of its flagship Estelle Gold and Critical Minerals Project (the “Estelle Project”) in Alaska, which includes gold, antimony and other critical mineral prospects. During the three months ending September 30, 2026, the Company operated in one reportable operating segment, being the exploration and development of gold and antimony mineral properties.

During the 2026 field season, the Company completed approximately 8,000 meters of drilling targeting both gold and antimony prospects at the Estelle Project. The results of this drilling program will be used to further evaluate the mineral potential of the Project and guide the Company’s future exploration and development activities

Gold

During the three months ending September 30, 2026, the Company continued its district-scale exploration activities at the Estelle Project, including the completion of a drill program at RPM designed to expand the deposit and improve confidence in the existing mineral resource. The Company also completed a geophysical survey to refine future exploration targets and continued property-wide geologic mapping and sampling programs. In parallel, the Company advanced metallurgical test work, including bench-scale flotation testing to optimize gold recoveries and support the ongoing preparation of a pre-feasibility study (“PFS”) for gold production.

Antimony

During the three months ended September 30, 2026, Nova’s antimony activities focused on advancing the development of its integrated Alaska antimony supply chain, supported by the $43.4 million DoW award. Exploration activities included drilling at the Stibium and Styx antimony-gold prospects to test the extent of stibnite-bearing mineralization. Approximately 100 tons of antimony-bearing material was collected for initial feedstock for the planned pilot-scale processing facility. Significant progress was also made on the downstream processing and refining facility at Port MacKenzie, with approximately 500 tons of processing and refining equipment delivered to the site in September 2026, early earthworks commenced and construction preparations advanced. Subsequent to September 30, 2026, the Company received all final regulatory approvals for its vertically integrated U.S. domestic antimony development, covering stibnite mining at the Styx and Stibium prospects, ore sorting and processing at the Whiskey Bravo concentration site within the Estelle Project, and downstream processing and refining at Port MacKenzie. These approvals clear the way for the Company to advance development of its integrated Alaska-based antimony supply chain.

Results of Operations

Comparison of Three Months Ending September 30, 2026 and 2025

Operating income/(expenses)

	For the Three Months Ending September 30,
	2026	2025	Increase/(decrease)

Operating income/(expense)
Government grant income, net	$514,041	$-	$514,041
Exploration and evaluation	(11,675,076)	(6,283,984)	5,391,092
General and administrative	(1,283,209)	(1,002,425)	280,784
Depreciation and amortization	(408,191)	(73,796)	334,395
Loss from operations	$(12,852,435)	$(7,360,205)	$5,492,230

Government grant income, net of commissions

During the three months ending September 30, 2026, and in accordance with the Company’s accounting policy for government grant income on grants related to assets purchased and reimbursable under the DoW award, which recognizes such income in earnings on a straight-line basis over the estimated useful lives of the underlying assets, the Company recorded $0.6 million for Government grant income. No grant income was recognized during the period for the completion of grant milestones under the DoW award. These amounts were partially offset by cash commissions paid to consultants of $0.1 million. There were no comparable transactions for the 2025 period.

Exploration and Evaluation

Exploration and evaluation costs increased $5.4 million to $11.7 million for the three months ending September 30, 2026 as compared with $6.3 million for the three months ending September 30, 2025. This increase is primarily due to the following:

●	Increase of $0.5 million for contractors. This increase is due to increased activities related to the larger 2026 field exploration programs.
●	Increase of $2.8 million for drilling services and related costs. The Company undertook a larger drill program during the 2026 field season in order to meet certain DoW award milestones and to support the Company’s gold pre-feasibility study needs;
●	Increase of $0.6 million for mining studies as the Company continued work on its pre-feasibility study test works and other related studies for its antimony exploration activities;
●	Increase of $1.0 million for freight related to the Company’s procurement and delivery of the antimony processing plant equipment; and
●	Increase of $0.6 million for camp related expenses. This increase is the result of increased activity on site related to additional drilling, bulk sampling activities and personnel needs.

General and Administrative

General and administrative costs increased $0.3 million to $1.3 million for the three months ending September 30, 2026 as compared with $1.0 million for three months ending September 30, 2025. This increase is primarily due to higher legal, exchange, transfer agent, and insurance costs associated with being a U.S. domiciled company now, as well as higher marketing expenses for the period.

Depreciation and Amortization

Depreciation and amortization increased $0.3 million to $0.4 million for the three months ending September 30, 2026 as compared with $0.1 million for the three months ending September 30, 2025. This increase is due to the purchase of the mining and processing equipment subsequent to the receipt of the DoW grant in October 2025.

Non-Operating (Expense)/Income

	For the Three Months Ending September 30,
	2026	2025	Increase/(decrease)
Non-operating income/(expense)			-
Interest income	$116,430	$95,499	20,931
Unrealized (loss)/gain on equity investment securities	(304,233)	738,067	(1,042,300)
Foreign currency (loss)/gain	(9,775)	98,681	(108,456)
Total non-operating (expense)/income	$(197,578)	$932,247	$(1,129,825)

Interest Income, net of Interest Expense

Interest income, net of interest expense was $0.1 million for both the three months ending September 30, 2026 and 2025. The Company earns interest on its cash balances held in a money market account during the period and pays interest on its Finance lease liabilities and its Notes payable. During the three months ending September 30, 2026, the Company recognized interest income of $160,062 which was offset by interest expense of $43,632.

Unrealized gain/(loss) on equity investment securities

The Company recorded a marked-to-market adjustment loss on its Equity investment securities of $0.3 million for the three months ending September 30, 2026 compared with a gain of $0.7 million for the three months ending September 30, 2025. The marked-to-market adjustment loss for the three months ending September 30, 2026 is the result of a decrease in the closing share price of the Company’s Equity investment securities from the prior period. The marked-to-market adjustment gain for the three months ending September 30, 2025 is the result of the Company’s purchase of units of Amara Minerals during the period and the resulting fair value recognition on the ordinary shares and ordinary share purchase warrants that were obtained for a discount at the time of subscription. Additionally, the closing share price of the Company’s other investments increased from the prior period, resulting in a gain.

Foreign currency (loss)/gain

The Company recorded a foreign currency loss of $9,775 for the three months ending September 30, 2026 compared with a gain of $0.1 million for the three months ending September 30, 2025. Foreign currency gains and losses are the result of transaction gains and losses when the Company incurs costs in a foreign currency other than its functional currency. In addition, the Company records foreign currency gains and losses on the remeasurement of its Australian subsidiaries trial balances from local currency (AUD) to functional currency (USD).

Income tax benefit

The Company recorded an Income tax benefit of $1.0 million for the three months ending September 30, 2026 for differences between the treatment of Depreciation and amortization for book and tax purposes. The Company recognizes and income tax expense or income tax benefit when temporary differences between book and tax create deferred tax assets or deferred tax liabilities.

Liquidity and Capital Resources

General

The Company’s cash and cash equivalents decreased to $17.8 million as of September 30, 2026, compared with $26.8 million as of June 30, 2026. Despite collecting $5.5 million in outstanding DoW receivables during the three months ending September 30, 2026, cash decreased primarily due to $11.7 million in expenditures associated with the 2026 exploration and field program and mining studies supporting the gold pre-feasibility study and antimony project, $1.3 million in operating expenses, and $3.8 million in payments for the remaining balances on ore sorters and other antimony processing plant equipment. The equipment costs had previously been fully claimed under the DoW award, with the related reimbursement received by the Company.

As the Company is currently in the exploration-stage, the Company does not expect to generate net positive cash from operations for the foreseeable future. Accordingly, the Company will be dependent on its cash balances and other sources of cash to fund the business, including equity and debt financings.

Based on the Company’s current operating plans and anticipated expenditures, management anticipates its existing financial resources are not sufficient to fund its planned operations for at least twelve months from the date the Financial Statements are issued. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. See Note 3 – Going Concern, to the Financial Statements.

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

Cash and Liquidity

The Company has placed substantially all its $17.8 million cash balance in operating and money market accounts with well-capitalized financial institutions.. In addition, the Company has received approximately $23.9 million of the $43.4 million DoW award. The remaining approximately $19.6 million is expected to be received during the remainder of fiscal year 2027 as the Company believes it will remain on schedule to achieve the required milestones under the DoW award.

Cash used in operating activities

During the three months ending September 30, 2026, the Company used $4.9 million of cash in operating activities, primarily attributable to the following:

●	a Net loss, excluding non-cash items of $0.7 million, of $11.3 million;
●	a decrease in Accounts payable of $1.8 million due to timing of vendor payments near the end of the period;
●	a decrease in Accounts receivable, net of $5.5 million. The Company collected the outstanding $5.5 million receivable for the DoW grant during the period;
●	an increase in Other accrued expenses of $3.0 million for costs related to the Company’s 2026 field program;
●	an increase in Deferred government grant of $0.8 million which was related to the receipt of $1.4 million for grants related to assets, partially offset by $0.6 million amortization on Deferred government grants; and
●	a decrease in Deferred taxes of $1.0 million which was due to differences between how Depreciation and amortization is treated for book purposes compared to tax.

During the three months ending September 30, 2025, the Company used $4.9 million of cash in operating activities primarily attributable to a Net loss, excluding non-cash items of $0.7 million, of $7.1 million and an increase in Prepaid expenses of $0.2 million which was partially offset by an increase in Accounts payable of $1.8 million, an increase in Other accrued expenses of $0.4 million and a decrease in Accounts receivable, net of $0.2 million.

Cash used in investing activities

During the three months ending September 30, 2026, the Company used $3.8 million of cash in investing activities all of which was attributable to purchases of Plant and equipment.

During the three months ending September 30, 2025, the Company used $0.7 million of cash in investing activities primarily attributable to the purchase of Equity investment securities for $0.7 million.

Cash (used in)/provided by financing activities

During the three months ending September 30, 2026, the Company used $0.2 million of cash in financing activities which was attributable to payments on the Company’s Lease liabilities of $0.1 million and payments on the Company’s Notes payable of $0.1 million.

During the three months ending September 30, 2025, the Company’s financing activities provided cash of $11.2 million which was primarily attributable to proceeds from equity issuances of $11.1 million and proceeds from the exercise of stock options of $0.1 million.

Capital Expenditures

The Company funded its capital expenditures during the three months ending September 30, 2026, using cash received upon reimbursement under the DoW award. Under the terms of the award, the Company received reimbursement for the purchase of mining and processing equipment to advance the development of a pilot-scale antimony processing facility in Alaska capable of producing military-grade antimony trisulfide product required under the DoW award. The Company expects that additional capital expenditures may be required as it advances its exploration, development and antimony processing activities. The Company expects that the remaining amount available under the DoW award will substantially fund any remaining capital expenditures related to its pilot-scale antimony development.

Contractual Obligations

The following table provides the Company’s gross contractual cash obligations as of September 30, 2026, which are grouped in the same manner as they are classified in our Unaudited Condensed Consolidated Statement of Cash Flows:

	Payments Due by Period
	Total	Less than 1 year	1 - 3 Years	3 - 5 Years	More than 5 Years
Financing activities:
Finance lease liabilities	$1,933,384	$594,887	$1,189,774	$148,723	$-
Notes payable	1,285,733	406,021	812,042	67,670	-
Total	$3,219,117	$1,000,908	$2,001,816	$216,393	$-

Accounting Developments

For a discussion of Recently Adopted and Recently Issued Accounting Pronouncements, refer to Note 2 to the Unaudited Condensed Consolidated Financial Statements.

Critical Accounting Estimates

Our discussion of financial condition and results of operations is based upon the information reported in our Financial Statements. The preparation of these Financial Statements in conformity with US GAAP requires us to make assumptions and estimates that affect the reported amounts of assets, liabilities, revenues, and expenses, as well as the disclosure of contingent assets and liabilities as of the date of our financial statements. We have identified the accounting estimates listed below as critical to understanding and evaluating the financial results reported in our Consolidated Financial Statements. These accounting estimates require the application of significant management judgment and are critical due to the significant level of estimation uncertainty regarding the assumptions involved and the magnitude of the asset, liability, revenue or expense being reported. We base our assumptions and estimates on historical experience and various other sources that we believe to be reasonable under the circumstances. We review the underlying factors used in our estimates regularly, including reviewing the significant accounting policies impacting the estimates, to ensure compliance with US GAAP. However, due to the uncertainty inherent in our estimates, actual results may materially differ from the estimates we calculate due to changes in circumstances, global economics and politics, and general business conditions. A summary of our significant accounting policies is detailed in Note 2 to the Financial Statements.

Valuation of Deferred Tax Assets and Valuation Allowances

The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax assets are recognized for deductible temporary differences, net operating loss (NOL) carryforwards, and tax credit carryforwards.

We evaluate the realizability of our deferred tax assets on a quarterly basis. We establish a valuation allowance when, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. This assessment requires significant management judgment, including projections of future taxable income by jurisdiction, the reversal of existing temporary differences, and feasible tax planning strategies.

Recognition and Compliance Assessment of Government Grant Income

The Company receives money from the government to fund the development and production of antimony under the DoW grant. We recognize government grants in our Unaudited Condensed Consolidated Statements of Operations when it is probable that we will meet the requirements of each milestone and the grants will be received. For income-related grants, funds are deferred and included in Deferred government grant to the extent that the Company has not incurred all expenses necessary to achieve the milestone. For milestones fully achieved, the Company records the grant related to income directly in earnings. For grants related to assets, funds received are deferred and included in Deferred government grant and amortized on a straight-line basis over the life of the underlying asset, typically five years.

Determining whether achievement of a milestone has been achieved and whether a grant is probable of receipt requires significant management judgment. This includes evaluating the technical progress of specific milestones and determining what costs, if any, remain relative to achieving specific milestones. If our operational progress or regulatory interpretations diverge from initial expectations, it could result in the delay or forfeiture of any grant income that has not yet been received.

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q for the three months ending September 30, 2026 contains forward-looking statements within the meaning of applicable U.S. federal securities laws. Forward-looking statements include, among other things, statements regarding our plans, objectives, expectations, strategies and intentions; exploration, drilling and development activities and results; the potential development, construction and operation of the Estelle Project; potential mineral resources and reserves; anticipated costs, expenditures and financing requirements; our ability to obtain additional financing; future production and revenues; commodity prices; permitting and regulatory matters; infrastructure and supply availability; potential acquisitions, joint ventures and strategic initiatives; and our expectations regarding our financial condition, results of operations and future business prospects.

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

These statements involve known and unknown risks, uncertainties, assumptions and other factors which may cause our actual results, performance or achievements to be materially different from any results, performance or achievements expressed or implied by such forward-looking statements. See our other reports filed with the SEC for more information about these and other risks. You are cautioned against attributing undue certainty to forward-looking statements. Although we have attempted to identify important factors that could cause actual results to differ materially from those described in forward-looking statements, there may be other factors that cause results not to be as anticipated, estimated or intended. Although these forward-looking statements were based on assumptions that we believe are reasonable when made, you are cautioned that forward-looking statements are not guarantees of future performance and that actual results, performance or achievements may differ materially from those made in or suggested by the forward-looking statements contained in this Quarterly Report. In addition, even if our results, performance, or achievements are consistent with the forward-looking statements contained in this Quarterly Report, those results, performance or achievements may not be indicative of results, performance or achievements in subsequent periods. Given these risks and uncertainties, you are cautioned not to place undue reliance on these forward-looking statements. Any forward-looking statements made in this Quarterly Report speak only as of the date of those statements, and we undertake no obligation to update those statements or to publicly announce the results of any revisions to any of those statements to reflect future events or developments. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, see the Risk Factors in Part II - Item 1A. Risk Factors of this Quarterly Report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, the Company is not required to provide the information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We have disclosure controls and procedures, which as defined under Rules 13a-15(e) and 15d-15(e) under the Exchange Act means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), as appropriate to allow timely decisions regarding required disclosure.

As previously reported in our Annual Report on Form 10-K for the year ended June 30, 2026, management identified a material weakness in the Company’s internal control over financial reporting due to (i) insufficient accounting and financial reporting personnel with the appropriate level of technical accounting and SEC reporting experience to support the Company’s financial reporting requirements and maintain appropriate segregation of duties; (ii) a lack of consistent and proper application of processes and procedures, and (iii) the design and operation of the Company’s financial close process, including controls over the preparation, review and approval of journal entries and account reconciliations.

The Company continues to evaluate and enhance its internal control over financial reporting. The material weaknesses will not be considered remediated until the applicable controls have been designed and implemented and have operated effectively for a sufficient period of time to allow management to conclude, through testing, that the controls are operating effectively.

The Company conducted an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as a result of the material weakness in our internal control over financial reporting, our disclosure controls and procedures were not effective as of September 30, 2026.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 15d-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may become involved in various claims and legal proceedings arising in the ordinary course of our business. As of the date of this Report, we are not a party to, and our property is not the subject of, any material pending legal proceedings.

ITEM 1A. RISK FACTORS

Our future performance is subject to a variety of risks and uncertainties that could materially and adversely affect our business, financial condition, results of operations, and the trading price of our common stock. There have been no material changes to the risk factors previously disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2026.

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

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

ITEM 5. OTHER INFORMATION

During the three months ended September 30, 2026, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408 of Regulation S-K.

ITEM 6. EXHIBITS

The following exhibits are filed or incorporated by reference in this Report:

Exhibit No.	Description
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded with the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document,
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOVA MINERALS CORP

Date: November 12, 2026	By:	/s/ Christopher Gerteisen
	Name:	Christopher Gerteisen
	Title:	Chief Executive Officer and President

Date: November 12, 2026	By:	/s/ Ashlie Thorburn
	Name:	Ashlie Thorburn
	Title:	Chief Financial Officer

